Form 10-Q
period 2017-06-30
TPG Pace Energy Holdings Corp.
filed 2017-08-10
CIK 1698990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38083

TPG PACE ENERGY HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5365682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 3300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 405-8458

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At August 4, 2017, there were 65,000,000 shares of Class A common stock, $0.0001 par value per share, and 16,250,000 shares of Class F common stock, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Energy Holdings Corp.

Condensed Balance Sheet

(unaudited)

June 30, 2017
Assets
Current assets:
Cash	$1,776,071
Prepaid expenses	220,118
Total current assets	1,996,189
Investments held in Trust Account	650,652,699
Total assets	$652,648,888
Liabilities and stockholders' equity
Current liabilities:
Accrued offering costs	$1,237,590
Accrued professional fees and other expenses	562,055
Total current liabilities	1,799,645
Deferred underwriting compensation	22,750,000
Total liabilities	24,549,645
Commitments and contingencies
Class A common stock subject to possible redemption; 62,309,924 shares at June 30, 2017, at a redemption value of $10.00 per share	623,099,240
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,690,076 shares issued and outstanding (excluding 62,309,924 shares subject to possible redemption) at June 30, 2017	269
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 16,250,000 shares issued and outstanding	1,625
Additional paid-in capital	4,749,305
Retained earnings	248,804
Total stockholders' equity	5,000,003
Total liabilities and stockholders' equity	$652,648,888

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Condensed Statements of Operations

(unaudited)

		For the Period
	For the Three	from February 14, 2017
	Months Ended	(inception) to
	June 30, 2017	June 30, 2017
Revenue	$—	$—
Professional fees and other expenses	108,118	171,341
Travel expenses	98,625	98,625
Loss from operations	(206,743)	(269,966)
Interest income	652,720	652,741
Income from continuing operations	445,977	382,775
Income tax expense	(156,092)	(133,971)
Net income attributable to common stock	$289,885	$248,804
Net income per share of common stock:
Basic and diluted	$0.01	$0.01
Weighted average shares of common stock outstanding:
Basic and diluted	52,862,637	38,302,920

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Condensed Statement of Changes in Shareholders’ Equity

(unaudited)

	Preferred Stock		Class A Common Stock		Class F Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at February 14, 2017 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of shares of Class F common stock to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Class F common stock dividend effected on April 24, 2017	—	—	—	—	5,750,000	575	(575)	—	—
Proceeds from initial public offering of Units on May 10, 2017 at $10.00 per Unit	—	—	65,000,000	6,500	—	—	649,993,500	—	650,000,000
Sale of 10,000,000 Private Placement Warrants to Sponsor on May 10, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	15,000,000	—	15,000,000
Underwriters discount	—	—	—	—	—	—	(13,000,000)	—	(13,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,424,561)	—	(1,424,561)
Deferred underwriting compensation	—	—	—	—	—	—	(22,750,000)	—	(22,750,000)
Class F common stock forfeited by Sponsor on June 24, 2017	—	—	—	—	(1,000,000)	(100)	100	—	—
Class A common stock subject to possible redemption; 62,309,924 shares at a redemption value of $10.00 per share	—	—	(62,309,924)	(6,231)	—	—	(623,093,009)	—	(623,099,240)
Net income attributable to common stock	—	—	—	—	—	—	—	248,804	248,804
Balance at June 30, 2017	—	$—	2,690,076	$269	16,250,000	$1,625	$4,749,305	$248,804	$5,000,003

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period
from February 14, 2017
(inception) to
June 30, 2017
Cash flows from operating activities:
Net income attributable to common stock	$248,804
Changes in operating assets and liabilities:
Prepaid expenses	(220,118)
Accrued professional fees and other expenses	562,055
Interest on Investments held in Trust Account	(652,699)
Net cash used in operating activities	(61,958)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(650,000,000)
Net cash used in investing activities	(650,000,000)
Cash flows from financing activities:
Proceeds from sale of shares of Class F common stock to Sponsor	25,000
Proceeds from sale of Units in initial public offering	650,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	15,000,000
Proceeds of notes payable from Sponsor	300,000
Payment of underwriters discounts	(13,000,000)
Payment of accrued offering costs	(186,971)
Repayment of notes payable from Sponsor	(300,000)
Net cash provided by financing activities	651,838,029
Net change in cash	1,776,071
Cash at beginning of period	—
Cash at end of period	$1,776,071
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$1,237,590

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace Energy Holdings Corp. (the “Company”) was incorporated in the state of Delaware on February 14, 2017 (“Inception”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company intends to focus its search for a target business in the energy or energy related industries, but may seek to complete a Business Combination with an operating company in any industry or location in the United States. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPG Pace Energy Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) which is an affiliate of TPG Global, LLC.

All activity for the period from Inception to June 30, 2017 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s shares of Class A common stock and one-third of one warrant to purchase one share of Class A common stock (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on May 4, 2017. The Public Offering closed on May 10, 2017 (the “Close Date”). The Sponsor purchased an aggregate of 10,000,000 warrants at a purchase price of $1.50 per warrant, or $15,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement”). The warrants are included in additional paid-in capital at the balance sheet.

The Company intends to finance a Business Combination with proceeds from its $650,000,000 Public Offering (see Note 3) and $15,000,000 Private Placement (see Note 4). At the Close Date, proceeds of $650,000,000, net of underwriting discounts of $13,000,000 and funds designated for operational use of $2,000,000, were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.

The Trust Account

On the Close Date, all funds held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively, “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest to fund working capital requirements, subject to an annual limit of $750,000, and/or pay taxes. The proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering, or (iii) the redemption of all of the Company’s public shares if it is unable to complete the Business Combination within 24 months from the Close Date, subject to applicable law. In addition, if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering for any reason, compliance with Delaware law may require that the Company submit a plan of dissolution to the then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account.

The remaining proceeds of $2,000,0000 held outside the Trust Account will be used to repay the loan from the Sponsor, pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the target business must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the public stockholders with the opportunity to redeem all or a portion of their public shares either (i) in connection with a stockholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each public stockholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval under the law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company has 24 months from the Close Date to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor and four independent directors (collectively,  “Initial Stockholders”) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4) if the Company fails to complete the Business Combination within 24 months from the Close Date. However, if the initial stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

The underwriters have agreed to waive their rights to any deferred underwriting commission (“Deferred Discount”) held in the Trust Account in the event the Company does not complete the Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares.

If the Company fails to complete the Business Combination, the redemption of the Company’s public shares will reduce the book value of the shares held by the Initial Stockholders, who will be the only remaining stockholders after such redemptions.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or pay taxes. As a result, such shares will be recorded at their redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final Prospectus dated May 4, 2017 filed by the Company with the SEC and the audited balance sheet and notes thereto included in the Current Report on Form 8-K dated May 10, 2017 filed by the Company with the SEC.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at June 30, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

The Permitted Investments are Level I at June 30, 2017.

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A common stock in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2017, 62,309,924 of the Company’s 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs of $1,424,561 in connection with the Public Offering. These costs, together with the underwriter discount and Deferred Discount, totaling $35,750,000, were charged to additional paid-in capital upon completion of the Public Offering.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2017, the Company had outstanding warrants to purchase of up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company incurred United States federal income tax expense of approximately $156,092 and $133,971 for the three months ended June 30, 2017 and the period from Inception to June 30, 2017, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

In its Public Offering, the Company sold 65,000,000 units at a price of $10.00 per unit. Each unit consists of one share of Class A common stock of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. The Warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the Close Date, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 24 months after the Close Date, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 65,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s public shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders. The Company has agreed to use its best efforts to file a registration statement for the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act as soon as practicable, but in no event later than 15 business days following the completion of a Business Combination.

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $13,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $22,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount.

4. Related Party Transactions

Founder Shares

On February 22, 2017, the Sponsor purchased an aggregate of 11,500,000 shares of the Company’s Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to the Sponsor’s initial investment in the Company of $25,000, the Company had no assets. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued by the Company.

On April 24, 2017, the Company agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of the Company’s issued and outstanding common shares after the Public Offering. The stock dividend was accounted for with a transfer from additional paid in capital to Class F common stock as there is a legal requirement to maintain par value per share. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriter’s over-allotment option. At June 30, 2017, the Sponsor and the Company’s four independent directors (Initial Stockholders) held, collectively, 16,250,000 Founder Shares.

The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that:

•	only holders of the Founder Shares have the right to vote on the election of directors prior to the Business Combination;
•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

•

the Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the public stockholders for a vote, the initial stockholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination; and

•

the Founder Shares are automatically convertible into Class A common stock at the time of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Additionally, the Initial Stockholders will agree not to transfer, assign or sell any of their respective Founder Shares until the earlier to occur of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 10,000,000 private placement warrants at a price of $1.50 per warrant, or approximately $15,000,000, in a private placement that occurred in conjunction with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was placed in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the Public Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the Close Date, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Units

The Company’s Chief Executive Officer purchased 100,000 Units in the Public Offering at the offering price of $10.00 per share. Rights and obligations under these Units are identical to those offered in the Public Offering.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Related Party Note Payable

Between Inception and the Close Date, the Company’s Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to the Sponsor at the Close Date.

Administrative Services Agreement

On May 10, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. During the period from Inception to June 30, 2017, travel related reimbursements for private aircraft use were $91,481. Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

5. Investments Held in Trust Account

Gross proceeds of $650,000,000 and $15,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $13,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $300,000 to the Sponsor at the Close Date were placed in the Trust Account at the Close Date.

On the Close Date, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For both the three months ended June 30, 2017 and the period from Inception to June 30, 2017, the investments held in the Trust Account generated interest income of $652,699, all of which was reinvested in Permitted Investments. At June 30, 2017, the balance of funds held in the Trust Account was $650,652,699.

6. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $22,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

7. Shareholders’ Equity

Class A Common Stock

The Company is currently authorized to issue 200,000,000 shares of Class A common stock. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized shares of Class A common stock at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of shares of Class A common stock are entitled to one vote for each share with the exception that only holders of shares of Class F common stock have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At June 30, 2017, there were 65,000,000 shares of Class A common stock issued and outstanding, of which 62,309,924 shares were subject to possible redemption and are classified outside of stockholders’ equity at the balance sheet.

Class F Common Stock

The Company is currently authorized to issue 20,000,000 shares of Class F common stock. At June 30, 2017, there were 16,250,000 shares of Class F common stock (Founder Shares) issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At June 30, 2017, there were no shares of preferred stock issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its common stock prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Management has performed an evaluation of subsequent events through August 10, 2017, the date the unaudited interim condensed financial statements were issued, noting no subsequent events which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Pace Energy Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the United States Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

We intend to consummate a Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on May 10, 2017 (the “Close Date”) and the private placement of warrants to purchase shares of our Class A common stock (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At June 30, 2017, we held cash of $1,776,071, current liabilities of $1,799,645 and deferred underwriting compensation of $22,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2017 and the period from February 14, 2017 (“Inception”) to June 30, 2017, we earned net income of $289,885 and $248,804, respectively.  Our income consists solely of interest earned.  Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace Energy Sponsor, LLC (the “Sponsor”) purchased an aggregate of 11,500,000 shares of the Company’s Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriter’s over-allotment option. At June 30, 2017, the Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

On May 10, 2017, we consummated the Public Offering of 65,000,000 Units (which included the purchase of 5,000,000 Units subject to the underwriters’ 9,000,000 Unit over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $650,000,000 before underwriting discounts and expenses. Each unit consists of one share of Class A common stock of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. On the Close Date, we completed the private sale of an aggregate of 10,000,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment (the “Private Placement Warrants”), to our Sponsor, at a price of $1.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $650,000,000 and $15,000,000, respectively, for an aggregate of $665,000,000. $650,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). At the Close Date, the remaining $15,000,000 was held outside of the Trust Account, of which $13,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the funds held in the Trust Account of up to $750,000 per year plus sufficient funds to pay tax obligations may be released to us.

On May 10, 2017, we invested the funds held in the Trust Account in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”).

At June 30, 2017, we had cash held outside of the Trust Account of $1,776,071, which is available to fund our working capital requirements.

At June 30, 2017, we had current liabilities of $1,779,645, largely due to costs associated with our formation and Public Offering. The identification and evaluation of potential Business Combinations is continuing after June 30, 2017 and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds. These conditions raise substantial doubt about our ability to continue as a going concern.

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have 24 months from the Close Date to complete our Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to fund its working capital requirements, subject to an annual limit of $750,000, and/or pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete the Business Combination within 24 months from the Close Date. However, if the initial stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete the Business Combination within the allotted 24-month time period.

We intend to use substantially all of the funds held in the Trust Account, including earned interest (which interest shall be net of taxes payable) to consummate a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of shares of our Class A common stock, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $20,000 for office space, administrative and support services to an affiliate of our Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $1,424,561, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $35,750,000, were charged to additional paid-in capital at the Close Date.

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A common stock in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2017, 62,309,924 of our 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2017, we had outstanding warrants to purchase up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2017, the we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk. For both the three months ended June 30, 2017 and the period from Inception to June 30, 2017, the effective annualized interest rate earned on our Permitted Investments was 0.7%.

At June 30, 2017, $650,652,699 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of shares of Class A common stock, if any, the deferred underwriting compensation of $22,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our final Prospectus, dated May 4, 2017, which was filed with the SEC on May 5, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final Prospectus, dated May 4, 2017, which was filed with the SEC on May 5, 2017. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriter’s over-allotment option. At June 30, 2017, the Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

On the Close Date, we completed the private sale of an aggregate of 10,000,000 Private Placement Warrants, to our Sponsor, at a price of $1.50 per Private Placement Warrant. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in the Public Offering, except that if held by our Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On May 4, 2017, our registration statement on Form S-1 (File No. 333-217338) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 65,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $650,000,000, with each Unit consisting of one share of Class A common stock of the Company at $0.0001 par value and one-third of one warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the Units and only whole warrants may be traded. Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Tudor, Pickering, Holt & Co. Securities, Inc. acted as underwriters. Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on May 10, 2017.

Net proceeds of $650,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $22,750,000, are held in the Trust Account at June 30, 2017. We paid $13,000,000 in underwriting discounts and incurred offering costs of $1,424,561 related to the Public Offering. In addition, the Underwriters agreed to defer $22,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated May 4, 2017, which was filed with the SEC on May 5, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of the Company, dated as of May 4, 2017.
3.2*	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.2*	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.3*	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.4*

Warrant Agreement, dated as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.1*

Letter Agreement, dated May 4, 2017, among the Company, its officers and directors and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.2*

Investment Management Trust Agreement, effective as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.3*

Registration Rights Agreement, dated as of May 4, 2017, among the Company, TPG Pace Energy Sponsor, LLC and certain other security holders named therein (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.4*

Administrative Services Agreement, dated May 4, 2017, between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.5*

Private Placement Warrants Purchase Agreement, effective as of May 4, 2017, between the Company and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.6*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Stephen Chazen (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.7*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Arcilia Acosta (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.8*

Indemnity Agreement, dated as of May 4, 2017, between the Company and David Bonderman (incorporated herein by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.9*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Edward Djerejian (incorporated herein by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.10*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Chad Leat (incorporated herein by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

Exhibit Number	Description
10.11*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Michael MacDougall (incorporated herein by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.12*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Dan F. Smith (incorporated herein by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.13*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Martin Davidson (incorporated herein by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.14*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Eduardo Tamraz (incorporated herein by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE ENERGY HOLDINGS CORP.

Date: August 10, 2017	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1**	Amended and Restated Certificate of Incorporation of the Company, dated as of May 4, 2017.
3.2*	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.2*	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.3*	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).
4.4*

Warrant Agreement, dated as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.1*

Letter Agreement, dated May 4, 2017, among the Company, its officers and directors and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.2*

Investment Management Trust Agreement, effective as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.3*

Registration Rights Agreement, dated as of May 4, 2017, among the Company, TPG Pace Energy Sponsor, LLC and certain other security holders named therein (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.4*

Administrative Services Agreement, dated May 4, 2017, between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.5*

Private Placement Warrants Purchase Agreement, effective as of May 4, 2017, between the Company and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.6*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Stephen Chazen (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.7*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Arcilia Acosta (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.8*

Indemnity Agreement, dated as of May 4, 2017, between the Company and David Bonderman (incorporated herein by reference to Exhibit 10.8 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.9*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Edward Djerejian (incorporated herein by reference to Exhibit 10.9 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.10*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Chad Leat (incorporated herein by reference to Exhibit 10.10 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.11*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Michael MacDougall (incorporated herein by reference to Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.12*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Dan F. Smith (incorporated herein by reference to Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.13*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Martin Davidson (incorporated herein by reference to Exhibit 10.13 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.14*

Indemnity Agreement, dated as of May 4, 2017, between the Company and Eduardo Tamraz (incorporated herein by reference to Exhibit 10.14 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

Exhibit Number	Description
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.