Form 10-Q
period 2017-09-30
TPG Pace Energy Holdings Corp.
filed 2017-11-08
CIK 1698990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 1, 2017, there were 65,000,000 shares of Class A common stock, $0.0001 par value per share, and 16,250,000 shares of Class F common stock, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Energy Holdings Corp.

Condensed Balance Sheet

(unaudited)

September 30, 2017
Assets
Current assets:
Cash	$955,993
Prepaid expenses	182,026
Total current assets	1,138,019
Investments held in Trust Account	651,609,907
Total assets	$652,747,926
Liabilities and stockholders' equity
Current liabilities:
Accrued offering costs	$846,092
Accrued professional fees and other expenses	383,378
Total current liabilities	1,229,470
Deferred underwriting compensation	22,750,000
Total liabilities	23,979,470
Commitments and contingencies
Class A common stock subject to possible redemption; 62,376,845 shares at September 30, 2017, at a redemption value of $10.00 per share	623,768,450
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,623,155 shares issued and outstanding (excluding 62,376,845 shares subject to possible redemption) at September 30, 2017	262
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 16,250,000 shares issued and outstanding	1,625
Additional paid-in capital	4,080,102
Retained earnings	918,017
Total stockholders' equity	5,000,006
Total liabilities and stockholders' equity	$652,747,926

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Condensed Statements of Operations

(unaudited)

		For the Period
	For the Three	from February 14, 2017
	Months Ended	(inception) to
	September 30, 2017	September 30, 2017
Revenue	$—	$—
Professional fees and other expenses	250,286	421,627
Travel expenses	77,363	175,988
Loss from operations	(327,649)	(597,615)
Interest income	1,357,208	2,009,949
Income from continuing operations	1,029,559	1,412,334
Income tax expense	(360,346)	(494,317)
Net income attributable to common stock	$669,213	$918,017
Net income per share of common stock:
Basic and diluted	$0.01	$0.02
Weighted average shares of common stock outstanding:
Basic and diluted	81,250,000	55,556,769

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Condensed Statement of Changes in Stockholders’ Equity

(unaudited)

	Preferred Stock		Class A Common Stock		Class F Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at February 14, 2017 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of shares of Class F common stock to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Class F common stock dividend effected on April 24, 2017	—	—	—	—	5,750,000	575	(575)	—	—
Proceeds from initial public offering of Units on May 10, 2017 at $10.00 per Unit	—	—	65,000,000	6,500	—	—	649,993,500	—	650,000,000
Sale of 10,000,000 Private Placement Warrants to Sponsor on May 10, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	15,000,000	—	15,000,000
Underwriters discount	—	—	—	—	—	—	(13,000,000)	—	(13,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,424,561)	—	(1,424,561)
Deferred underwriting compensation	—	—	—	—	—	—	(22,750,000)	—	(22,750,000)
Class F common stock forfeited by Sponsor on June 24, 2017	—	—	—	—	(1,000,000)	(100)	100	—	—
Class A common stock subject to possible redemption; 62,376,845 shares at a redemption value of $10.00 per share	—	—	(62,376,845)	(6,238)	—	—	(623,762,212)	—	(623,768,450)
Net income attributable to common stock	—	—	—	—	—	—	—	918,017	918,017
Balance at September 30, 2017	—	$—	2,623,155	$262	16,250,000	$1,625	$4,080,102	$918,017	$5,000,006

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period
from February 14, 2017
(inception) to
September 30, 2017
Cash flows from operating activities:
Net income attributable to common stock	$918,017
Changes in operating assets and liabilities:
Prepaid expenses	(182,026)
Accrued professional fees and other expenses	383,378
Interest on Investments held in Trust Account	(2,009,907)
Withdrawal of interest from Trust Account to pay federal income taxes	400,000
Net cash used in operating activities	(490,538)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(650,000,000)
Net cash used in investing activities	(650,000,000)
Cash flows from financing activities:
Proceeds from sale of shares of Class F common stock to Sponsor	25,000
Proceeds from sale of Units in initial public offering	650,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	15,000,000
Proceeds of notes payable from Sponsor	300,000
Payment of underwriters discounts	(13,000,000)
Payment of accrued offering costs	(578,469)
Repayment of notes payable from Sponsor	(300,000)
Net cash provided by financing activities	651,446,531
Net change in cash	955,993
Cash at beginning of period	—
Cash at end of period	$955,993
Supplemental disclosure of cash flow information:
Cash paid for federal income taxes	$400,000
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$846,092

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Energy Holdings Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

TPG Pace Energy Holdings Corp. (the “Company”) was incorporated in the state of Delaware on February 14, 2017 (“Inception”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company intends to focus its search for a target business in the energy or energy related industries, but may seek to complete a Business Combination with an operating company in any industry or location in the United States. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPG Pace Energy Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), which is an affiliate of TPG Global, LLC.

All activity for the period from Inception to September 30, 2017 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s shares of Class A common stock and one-third of one warrant to purchase one share of Class A common stock (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Funds will remain in the Trust Account except for the withdrawal of interest to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. The proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering, or (iii) the redemption of all of the Company’s public shares if it is unable to complete the Business Combination within 24 months from the Close Date, subject to applicable law. In addition, if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering for any reason, compliance with Delaware law may require that the Company submit a plan of dissolution to the then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account.

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder available to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

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

The Company has 24 months from the Close Date to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor and four independent directors (collectively,  “Initial Stockholders”) and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 4) if the Company fails to complete the Business Combination within 24 months from the Close Date. However, if the initial stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. As a result, such shares are recorded at their redemption amount and classified as temporary equity on the balance sheet, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

Going Concern

At September 30, 2017, the Company had current liabilities of $1,229,470 and negative working capital of $91,451 largely due to amounts owed for professional services associated with the Public Offering and operating of the Company. As discussed above, the Company has the ability to use annually up to $750,000 of interest earned from the Trust Account to fund working capital. The Company's ability to continue as a going concern is dependent upon its ability to consummate a Business Combination or have access to sufficient interest income from the Trust Account to fund expenses and negative working capital balances. If there is insufficient interest income available to pay such amounts in full or if a Business Combination does not occur, the Company will need to obtain additional funds to meet its liabilities. Management's options for obtaining additional working capital, to the extent needed, include potentially requesting loans from the Sponsor or affiliates of the Sponsor, or certain of the Company’s executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that the Company will be able to raise such funds if they are needed. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited interim condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final Prospectus dated May 4, 2017 filed by the Company with the SEC and the audited balance sheet and notes thereto included in the Current Report on Form 8-K dated May 10, 2017 filed by the Company with the SEC.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at September 30, 2017.

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

The Permitted Investments are Level I at September 30, 2017.

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A common stock in an amount that would cause its net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2017, 62,376,845 of the Company’s 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2017, the Company had outstanding warrants to purchase of up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company incurred United States federal income tax expense of approximately $360,346 and $494,317 for the three months ended September 30, 2017 and the period from Inception to September 30, 2017, respectively.

On September 15, 2017, the Company made an estimated quarterly tax payment of $400,000 to the Internal Revenue Service (“IRS”) for federal income taxes estimated for 2017 on interest earned in the Trust Account. The funds were paid from the Trust Account. At September 30, 2017, the Company had accrued federal income taxes of $94,317 included in accrued professional fees and other expenses on the balance sheet.

State Franchise Tax

As the Company is incorporated in the state of Delaware, it is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. At September 30, 2017, the Company had accrued Delaware state franchise taxes of $78,900 included in accrued professional fees and other expenses on the balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

In its Public Offering, the Company sold 65,000,000 units at a price of $10.00 per unit. Each unit consists of one share of Class A common stock of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. The Warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the Close Date, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 24 months after the Close Date, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 65,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $13,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $22,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at September 30, 2017 as management deemed the consummation of a Business Combination to be probable.

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

On April 24, 2017, the Company agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of the Company’s issued and outstanding common shares after the Public Offering. The stock dividend was accounted for with a transfer from additional paid in capital to Class F common stock as there is a legal requirement to maintain par value per share. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2017, the Sponsor and the Company’s four independent directors (the “Initial Stockholders”) held, collectively, 16,250,000 Founder Shares.

The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that:

•	only holders of the Founder Shares have the right to vote on the election of directors prior to the Business Combination;
•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;
•

the Initial Stockholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the public stockholders for a vote, the initial stockholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination; and

•

the Founder Shares are automatically convertible into Class A common stock at the time of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Additionally, the Initial Stockholders will agree not to transfer, assign or sell any of their respective Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).

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

During the period from August 18, 2017 to August 23, 2017, the Company’s Chief Executive Officer purchased a total of 27,900 Units in a series of open market transactions at a weighted average price of $10.24 per Unit. The actual price paid for each Unit ranged from a low of $10.23 to a high of $10.30.

Class A Common Stock

During the period from August 18, 2017 to August 24, 2017, the Company’s Chief Executive Officer purchased a total of 32,000 shares of Class A Common Stock in a series of open market transactions at a price of $9.80 per share.

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

Administrative Services Agreement

On May 10, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended September 30, 2017 and the period from Inception to September 30, 2017, the Company incurred expenses of $60,000 and $93,333, respectively, under this agreement.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. For the three months ended September 30, 2017 and the period from Inception to September 30, 2017, travel related reimbursements for private aircraft use were $34,200 and $125,681, respectively. Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

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

On the Close Date, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended September 30, 2017 and the period from Inception to September 30, 2017, the investments held in the Trust Account generated interest income of $1,357,208 and $2,009,907, respectively, all of which was reinvested in Permitted Investments.

On September 15, 2017, the Company made a payment of $400,000, with funds from the Trust Account, to the IRS for estimated federal income taxes on interest earned in the Trust Account. At September 30, 2017, the balance of funds held in the Trust Account was $651,609,907.

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

7. Stockholders’ Equity

Class A Common Stock

The Company is currently authorized to issue 200,000,000 shares of Class A common stock. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized shares of Class A common stock at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of shares of Class A common stock are entitled to one vote for each share with the exception that only holders of shares of Class F common stock have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At September 30, 2017, there were 65,000,000 shares of Class A common stock issued and outstanding, of which 62,376,845 shares were subject to possible redemption and are classified outside of stockholders’ equity at the balance sheet.

Class F Common Stock

The Company is currently authorized to issue 20,000,000 shares of Class F common stock. At September 30, 2017, there were 16,250,000 shares of Class F common stock (Founder Shares) issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At September 30, 2017, there were no shares of preferred stock issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its common stock prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Management has performed an evaluation of subsequent events through November 8, 2017, the date the unaudited interim condensed financial statements were issued, noting no subsequent events which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Energy Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At September 30, 2017, we held cash of $955,993, current liabilities of $1,229,470 and deferred underwriting compensation of $22,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2017 and the period from February 14, 2017 (“Inception”) to September 30, 2017, we earned net income of $669,213 and $918,017, respectively. Our income consists solely of interest earned. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace Energy Sponsor, LLC (the “Sponsor”) purchased an aggregate of 11,500,000 shares of the Company’s Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2017, our Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

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

During the period from Inception to September 30, 2017, we earned interest income of $2,009,907 on investments held in the Trust Account. On September 15, 2017, we made a payment of $400,000, with funds from the Trust Account, to the Internal Revenue Service for estimated federal income taxes on interest earned in the Trust Account.

At September 30, 2017, we had cash held outside of the Trust Account of $955,993, which is available to fund our working capital requirements.

At September 30, 2017, we had current liabilities of $1,229,470 and negative working capital of $91,451, largely due to costs associated with our formation and Public Offering. The identification and evaluation of potential Business Combinations is continuing after September 30, 2017 and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about our ability to continue as a going concern.

We may also need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have 24 months from the Close Date to complete our Business Combination. If we do not complete a Business Combination within this period, we shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to us to fund its working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete the Business Combination within 24 months from the Close Date. However, if the initial stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete the Business Combination within the allotted 24-month time period.

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

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A common stock in an amount that would cause our net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2017, 62,376,845 of our 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2017, we had outstanding warrants to purchase up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2017, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk. For both the three months ended September 30, 2017 and the period from Inception to September 30, 2017, the effective annualized interest rate earned on our Permitted Investments was 0.8%.

At September 30, 2017, $651,609,907 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of shares of Class A common stock, if any, the deferred underwriting compensation of $22,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At September 30, 2017, our Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

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

Net proceeds of $650,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $22,750,000, are held in the Trust Account at September 30, 2017. We paid $13,000,000 in underwriting discounts and incurred offering costs of $1,424,561 related to the Public Offering. In addition, the Underwriters agreed to defer $22,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated May 4, 2017, which was filed with the SEC on May 5, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*

Amended and Restated Certificate of Incorporation of the Company, dated as of May 4, 2017 (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on August 10, 2017 (File No. 001-38083)).

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

TPG PACE ENERGY HOLDINGS CORP.

Date: November 8, 2017	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)