Form 10-K
period 2017-12-31
TPG Pace Energy Holdings Corp.
filed 2018-02-15
CIK 1698990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38083

TPG PACE ENERGY HOLDINGS CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	81-5365682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Commerce Street, Suite 3300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 871-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one third of one Warrant to purchase one share of Class A common stock	New York Stock Exchange
Class A common stock, par value $0.0001 per share	New York Stock Exchange
Warrants to purchase Class A common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $632,126,000 based on the last reported sales price of $9.74 on the New York Stock Exchange.

At February 7, 2018, there were 65,000,000 shares of Class A common stock, $0.0001 par value per share, and 16,250,000 shares of Class F common stock, $0.0001 par value per share, issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Energy Holdings Corp., a blank check company incorporated on February 14, 2017 as a Delaware corporation. References to our “Sponsor” refer to TPG Pace Energy Sponsor, LLC, an affiliate of Mr. David Bonderman, our Director. References to “TPG” refer collectively to TPG Global, LLC and its affiliates, including our Sponsor. TPG is a leading global private investment firm founded in 1992 with over $79 billion of assets under management as of September 30, 2017 and offices in San Francisco, Fort Worth, Austin, Beijing, Boston, Dallas, Hong Kong, Houston, London, Luxembourg, Melbourne, Moscow, Mumbai, New York, Seoul and Singapore. References to our “Public Offering” refer to the initial public offering of TPG Pace Energy Holdings Corp. which closed on May 10, 2017 (the “Close Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on February 14, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to focus our search for a target business in energy or energy-related industries. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 shares of Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. On April 24, 2017, we agreed to effect a stock dividend of approximately 0.5 Founder Shares for each Founder Share, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after our initial public offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2017, our Sponsor and our four independent directors (the “Initial Stockholders”) held, collectively, 16,250,000 Founder Shares.

On the Close Date, we consummated an initial public offering of 65,000,000 Units (which included the purchase of 5,000,000 Units subject to the underwriters’ 9,000,000 Unit over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $650,000,000 before underwriting discounts and expenses (the “Public Offering”). Each unit consists of one share of Class A common stock (“Public Share”) of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. On the Close Date, we completed the private sale of an aggregate of 10,000,000 private placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment (the “Private Placement Warrants”), to our Sponsor, at a price of $1.50 per Private Placement Warrant. The Warrants will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the Close Date, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination within 24 months after the Close Date, the Warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 65,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $650,000,000 and $15,000,000, respectively, for an aggregate of $665,000,000. $650,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). At the Close Date, the remaining $15,000,000 was held outside of the Trust Account, of which $13,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

On June 23, 2017, we announced that the holders of our Units may elect to separately trade the Public Shares and Warrants included in the Units commencing on June 26, 2017 on the New York Stock Exchange (“NYSE”) under the symbols “TPGE” and “TPGE.W,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “TPGE.U”

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers in addition to the extensive global industry and geographical reach of our affiliates will enable us to pursue a broad range of opportunities. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial Business Combination, to build a company in energy or energy related industries in the United States, although we may seek to complete a Business Combination in any industry or location. We intend to seek a company that complements the experience and expertise of Mr. Chazen, our President, Chief Executive Officer and Chairman, and is a business our skills can help improve. Consistent with Mr. Chazen’s prior experience at Occidental Petroleum Corporation (“Occidental”), our goal is to form a focused business with multiple competitive advantages and the potential to generate cash flow in excess of its capital. We would expect to grow such a business over time through a combination of organic capital projects and acquisitions and with a focus on consistently achieving attractive returns on capital. Importantly, we would look to achieve conservative balance sheet metrics over time given the likely commodity exposure of the business.

Our selection process will leverage our team’s network of industry, private equity Sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform companies and can help accelerate the target business’ growth and performance.

In addition, we intend to utilize the networks and industry experience of our management team and our board of directors in seeking an initial Business Combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This group has experience in:

•	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
•	developing and growing companies, both organically and inorganically;
•	sourcing, structuring, acquiring, and selling businesses;
•	accessing the capital markets, including financing businesses and helping companies transition to public ownership;
•	fostering relationships with sellers, capital providers and target management teams; and
•	executing transactions in multiple geographies and under varying economic and financial market conditions.

We plan to utilize the industry network and experience of Mr. Chazen and TPG in seeking an initial Business Combination and employing our acquisition strategy. Over the course of his career, Mr. Chazen has developed deep, long-standing relationships in the energy sector. His extensive experience in the acquisition and divestiture market has led to frequent interactions with both buyers and sellers of energy and energy related assets. In addition, we intend to leverage TPG’s considerable experience investing in energy and energy related industries. We believe the relationships of Mr. Chazen and TPG in the energy and energy related industries have the potential to lead to the creation of, and proprietary access to, potential Business Combinations. We anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team are communicating with their network of relationships to articulate our acquisition themes, including the parameters of our search for a target company, and have begun the disciplined process of pursuing and reviewing promising leads.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	can utilize the extensive networks we have built in the energy industry.
•	have fundamentally sound assets that are underperforming their potential.
•

are at an inflection point, such as those requiring additional management expertise or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth. We believe that we are well-positioned to evaluate and improve a company’s growth prospects and help them realize the opportunities to create stockholder value following the consummation of a Business Combination.

•

have significant embedded and/or underexploited expansion opportunities. One of the key elements of TPG’s typical value creation approach is to acquire target companies to accelerate their growth. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and helping target management assess the strategic and financial fit.

•

exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company specific analysis and due diligence review. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends. We intend to leverage the operational experience and disciplined investment approach of our team and those of TPG to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

•

will offer attractive risk-adjusted equity returns for our stockholders. We will seek to acquire a target on terms and in a manner that leverages our experience in transformational investing. Financial returns will be evaluated based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

•	will have leverage levels that we believe are appropriate for the public equity markets given the underlying commodity price exposure of the assets resulting from the Business Combination.
•

have been underinvested in by current owners due to, among other causes, liquidity limitations due to the past commodity price environment, the capital intensity of other operations and balance sheet considerations.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial Business Combination, which, as discussed herein, would be in the form of tender offer documents or proxy solicitation materials that we would file with the United States Securities and Exchange Commission (“SEC”).

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial Business Combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own our common stock and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Item 10. Directors, Executive Officers and Corporate Governance.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination. Our amended and restated certificate of incorporation renounces our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Initial Business Combination

The NYSE rules require that our initial Business Combination must occur with one or more target businesses that together have fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination.

We anticipate structuring our initial Business Combination so that the post transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

In addition, members of our management team have developed contacts from serving on the boards of directors of several companies, including Jonah Energy Holdings, LLC, Harvester Holdings, LLC and Valerus Compression Services, L.P. (doing business as Axip Energy Services, L.P.).

While at TPG, this network provided our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance,” if any of our officers becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a Business Combination initially in the amount of $627,250,000 assuming no redemptions and after payment of $22,750,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of our Public Offering and the sale of Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law or applicable stock exchange rules, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our initial Business Combination must be with one or more target businesses that together have fair market value equal to at least 80% of our net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial Business Combination.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial Business Combination in a single industry. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under the NYSE’s listing rules, stockholder approval would be required for our initial Business Combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
•

any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
•

The decision as to whether we will seek stockholder approval of a proposed Business Combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;
•	the risk that the stockholders would fail to approve the proposed Business Combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to stockholders.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Initial Stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination (or, if the applicable rules of the NYSE then in effect require, a majority of the outstanding shares of common stock held by public stockholders are voted in favor of the Business Combination). Unless restricted by NYSE rules, a quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such a meeting. Unless restricted by NYSE rules, our initial stockholders will count toward this quorum. Pursuant to the terms of a letter agreement entered into with us, our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares held by them and any Public Shares purchased in favor of our initial Business Combination. We expect that at the time of any stockholder vote relating to our initial Business Combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding common stock entitled to vote thereon. These quorum and voting thresholds and the letter agreement may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination

Our amended and restated certificate of incorporation will provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering (“Excess Shares.”) We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Our Initial Stockholders, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any Founder Shares or Public Shares redeemed in connection with our initial Business Combination. Unless any of our other affiliates acquires Founder Shares through a permitted transfer from an Initial Stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires Public Shares through open market purchases, it would be a public stockholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the

Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the Close Date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Sponsor, officers and directors have agreed that we will have only 24 months from the Close Date to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the 24-month time period.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within 24 months from the Close Date. However, if our Initial Stockholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the Close Date, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within 24 months from the Close Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within 24 months from the Close Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination within 24 months from the Close Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within 24 months from the Close Date or if they redeem their respective shares for cash upon the completion of the initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their Public Shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•

we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination;

•

if our Business Combination is not consummated within 24 months from the completion of our Public Offering, then our existence will terminate and we will distribute all amounts in our Trust Account; and

•

prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of holders of 65% of Capital Stock. In the event we seek stockholder approval in connection with our Business Combination, our amended and restated certificate of incorporation provides that we may consummate our Business Combination only if approved by a majority of the shares of Capital Stock voted by our stockholders voting at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Conflicts of Interest

TPG manages several investment vehicles. Funds managed by TPG or its affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial Business Combination. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within TPG, including by persons who may make decisions for the company, may be suitable for both us and for a current or future TPG fund, and may be directed to such investment vehicle rather than to us, subject to applicable fiduciary duties. Neither TPG nor members of our management team who are also employed by TPG have any obligation to present us with any opportunity for a potential Business Combination of which they become aware solely in their capacities as officers or managing directors of TPG. TPG and/or our management, in their capacities as officers or managing directors of TPG or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future TPG investment vehicles, or third parties, before they present such opportunities to us.

In addition, TPG or its affiliates may Sponsor other blank check companies similar to ours during the period in which we are seeking an initial Business Combination, and members of our management team (other than Mr. Chazen) may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not expect that any such other blank check company would be focused on the energy industry and, as a result, we do not believe that any potential conflicts would materially affect our ability to complete our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Management—Conflicts of Interest.” We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such eventuality. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

Our Units, Class A common stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or International Financing Reporting Standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures as of December 31, 2018 as required by the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”). In the event we are deemed to be a large accelerated filer or an accelerated filer as of December 31, 2018, we will be required to have our internal control procedures audited as of December 31, 2019. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company with no operating results, and we will not commence operations until completing a Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial Business Combination unless the Business Combination would require stockholder approval under applicable law or the rules of the NYSE or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of our Public Shares do not approve of the Business Combination we consummate. Please refer to “Item 1. Business - Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial Business Combination, our Initial Stockholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Initial Stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial Business Combination, our Initial Stockholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, as well as any Public Shares purchased during or after our Public Offering, in favor of our initial Business Combination. As a result, in addition to our Initial Stockholders’ Founder Shares, we would need 24,375,001, or approximately 37.5%, of the 65,000,000 Public Shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have an initial Business Combination approved (or, if the applicable rules of the NYSE then in effect require approval by a majority of the votes cast by public stockholders, we would need 32,500,001 Public Shares to be voted in favor of a transaction). We expect that our Initial Stockholders and their permitted transferees will own at least 20% of our outstanding shares at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the Close Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the deadline described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial Business Combination within 24 months from the Close Date. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account, and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.00 per share, or less than in certain circumstances, and our Warrants will expire worthless.

If we seek stockholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business - Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the Close Date and (iii) the redemption of all of our Public Shares if we are unable to complete an initial Business Combination within 24 months from the Close Date, subject to applicable law and as further described herein. In addition, if we are unable to complete our initial Business Combination within 24 months from the Close Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the Close Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (300 round lot holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and Warrants are listed on the NYSE, our Units, Class A common stock and Warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000  and filed a Current Report on Form 8-K after the Close Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the Close Date and we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeemed and, in the event we seek stockholder approval of our initial Business Combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Public Offering and sale of Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Close Date, we may be unable to complete our initial Business Combination.

At December 31, 2017, we had $851,466 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months after the Close Date, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account, plus funds available to us for working capital needs from interest income earned on the Trust Account up to $750,000 per year, will be sufficient to allow us to operate for at least the 24 months after the Close Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. On the Close Date, the proceeds held in the Trust Account were invested by the trustee in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is, and will remain, restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of the Trust Account and our Warrants will expire worthless.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations and rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules, and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial Business Combination within 24 months of the Close Date, our public stockholders may be forced to wait beyond such 24 months before redemption from the Trust Account.

If we are unable to consummate our initial Business Combination within 24 months from the Close Date, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of the Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial Business Combination

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the Close Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24th month from the Close Date in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of  the Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within 24 months from the Close Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination. Our public stockholders will not have the right to elect directors prior to the consummation of our initial Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. In addition, as holders of our shares of Class A common stock, our public stockholders do not have the right to vote on the election of directors. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial Business Combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, nor will we be required to issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the stock including the Warrants under applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with our Public Offering, our Initial Stockholders and their permitted transferees can demand that we register their Founder Shares, after those shares convert to Class A common stock at the time of our initial Business Combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register such Warrants or the Class A common stock issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Initial Stockholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the energy industry, we may seek to complete a Business Combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value of their shares.

Because we intend to seek a Business Combination with a target business in the energy industry, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business in the energy industry in the United States, although we may seek to complete a Business Combination in any industry or location. Our management team has extensive experience across the upstream, midstream, services, refining and chemicals sectors. Accordingly, we may pursue a target business in these sectors or any other sector within the energy industry. We cannot provide specific risks of any Business Combination. However, risks inherent in investments in the energy industry include, but are not limited to, the following:

•	Changes in global supply and demand for oil, natural gas and other energy related commodities;
•	Competitive pressures in the energy industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

•	Volatility in prices for oil, natural gas and other energy related commodities;
•	Price and availability of alternative fuels;
•	Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;
•

The speculative nature of and high degree of risk involved in investments in the upstream sector more broadly, and of exploration and development in particular, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

•

Drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;

•	Proximity and capacity of transportation and support infrastructure to production facilities;
•	Availability of key inputs, such as strategic consumables, raw materials and drilling and processing equipment;
•	Impact of energy conservation efforts;
•	Technological advances affecting energy production and consumption;
•	Overall domestic and global economic conditions;
•	Availability of, and potential disputes with, independent contractors;
•	Natural disasters, terrorist acts and similar dislocations; and
•	Value of U.S. dollar relative to the currencies of other countries.

Past performance by TPG, including our management team, may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, TPG and its affiliates is presented for informational purposes only. Past performance by TPG and our management team, including Mr. Chazen’s past performance, particularly at Occidental, is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of TPG or our management team’s performance as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward. You should not rely on the historical record of TPG’s or our management team’s, including Mr. Chazen’s, performance as indicative of our future performance. Furthermore, an investment in us is not an investment in TPG.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

While our initial focus will be to pursue companies in energy or energy-related industries, we will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. By their nature, distressed companies are subject to heightened risks and our acquisition may be at greater risk. For example, distressed companies may have reduced access to credit and substantial interest expense, which may result in lower working capital and reduced profitability. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 135,000,000 and 3,750,000 authorized but unissued shares of Class A common stock and Class F common stock available, respectively, for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding Warrants but not the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2017, there are no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our Public Offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of the Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our Warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Chazen. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

In addition, certain of our officers and directors are employed by affiliates of our Sponsor, which is an investment manager to various private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial Business Combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance”.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by TPG, which are the investment managers to various private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial Business Combination. In addition, certain of our officers and directors serve as an officer or director of TPG Pace Holdings Corp., a blank check company sponsored by TPG focused on a business combination with a target business in any industry, sector or location. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance”.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including TPG Pace Holdings Corp. or another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, including TPG Pace Holdings Corp. or another blank check company that may have acquisition objectives that are similar to ours or that is focused on a particular industry. Moreover, certain of our officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers and certain of our officers and directors have time and attention requirements for TPG Pace Holdings Corp., a blank check company Sponsored by TPG focused on a Business Combination with a target business in any industry, sector or location.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, TPG and affiliates of our Sponsor have invested in industries as diverse as health care, energy, industrials, financial services and retail. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance”. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Item 1. Business - Effecting our Initial Business Combination”  and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

In February 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In April 2017, we effected a stock dividend with respect to our Class F common stock of 5,750,000 shares thereof, resulting in our Initial Stockholders holding an aggregate of 17,250,000 Founder Shares. In April 2017, our Sponsor transferred 40,000 Founder Shares to each of our independent directors at their original per share purchase price. As such, our Initial Stockholders collectively own 20% of our issued and outstanding shares. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 10,000,000 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock, for a purchase price of approximately $15,000,000, or $1.50 per Warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the common stock included in the Units except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to our initial Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, (iii) our Initial Stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination, (B) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial Business Combination within 24 months from the Close Date and (C) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within 24 months from the Close Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame, (iv) the Founder Shares are subject to registration rights and (v) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions, and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Public Offering and sale of Private Placement Warrants held in the Trust Account, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

At December 31, 2017, proceeds of $652,839,151 were held in the Trust Account, of which a portion may be withdrawn to pay income taxes on interest income plus up to $750,000 per year for working capital requirements.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The exercise price for the public Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of the public Warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public Warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination but that our stockholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments or change our industry focus in order to effectuate our initial Business Combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Public Offering and sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein), but excluding the provisions of the charter relating to the election of directors, may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances (other than the election of directors), our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the proceeds of our Public Offering and sale of Private Placement Warrants held in the Trust Account will be sufficient to allow us to complete our initial Business Combination, we cannot ascertain the capital requirements for any particular transaction. If the proceeds of our Public Offering and sale of Private Placement Warrants held in the Trust Account prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the Trust Account, and our Warrants will expire worthless.

Our Initial Stockholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders own 20% of our issued and outstanding shares of common stock. In addition, the Founder Shares, all of which are held by our Initial Stockholders, entitle the holders to elect all of our directors prior to our initial Business Combination. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. As a result, you will not have any influence over the election of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our Initial Stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation or bylaws and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our Initial Stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of public Warrants with the approval by the holders of at least 50% of the then outstanding public Warrants.

Our Warrants were issued in registered form under a Warrant agreement between Continental Stock Transfer & Trust Company, as Warrant agent, and us. The Warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public Warrants to make any change that adversely affects the interests of the registered holders of public Warrants. Accordingly, we may amend the terms of the public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the public Warrants with the consent of at least 50% of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We have issued Warrants to purchase 21,666,666 shares of our Class A common stock, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the Units s and Private Placement Warrants to purchase an aggregate of 10,000,000 shares of Class A common stock at $11.50 per share. Our Initial Stockholders currently own 16,250,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as provided herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock to effectuate a Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the Business Combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) they are subject to registration rights.

Because each Unit contains one-third of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-third of one Warrant. Because, pursuant to the Warrant agreement, the Warrants may only be exercised for a whole number of shares of Class A common stock, only a whole Warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one Warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a Warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may pursue a Business Combination with a target business in any geographic location. If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with difficult commercial and legal requirements of the overseas market;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future Business Combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and
•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 301 Commerce St., Suite 3300 Fort Worth, Texas 76102. The cost for this space is included in the $20,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the Fort Worth area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on the NYSE under the symbol “TPGE.U” on May 5, 2017. On June 23, 2017, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On June 26, 2017, our Class A common stock and Warrants began trading on the NYSE under the symbols “TPGE” and “TPGE.W,” respectively. Each Unit includes one third of one Warrant, and each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated May 4, 2017 which was filed with the SEC on May 5, 2017. Only whole Warrants will be issued on separation of Units, and only whole Warrants may be traded and be exercised for Class A common stock. The Warrants will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the Close Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NYSE for the period from May 5, 2017 (the first day on which our Units began trading) through December 31, 2017, and for our Class A common stock and Warrants for the period from June 26, 2017 (the first day on which our Class A common stock and Warrants were traded separately) through December 31, 2017.

			Class A common
	Units (TPGE.U)		stock (TPGE)		Warrants (TPGE.W)
	High	Low	High	Low	High	Low
Year ended December 31, 2017:
Quarter ended June 30, 2017 (1)(2)	$10.58	$10.07	$10.25	$10.00	$1.41	$1.40
Quarter ended September 30, 2017	$10.35	$10.17	$9.98	$9.70	$1.55	$1.35
Quarter ended December 31, 2017	$10.37	$10.05	$10.07	$9.67	$1.40	$1.10

(1)	Beginning on May 5, 2017 with respect to TPGE.U.
(2)	Beginning on June 26, 2017 with respect to TPGE and TPGE.W.

(b) Holders

At February 7, 2018, there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and one holder of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The graph below compares the cumulative total return for our Units from May 5, 2017 through December 31, 2017 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on May 5, 2017 in each of our Units and the three indices presented.

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2017, our Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

On the Close Date, we completed the private sale of an aggregate of 10,000,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock for $11.50, to our Sponsor, at a price of $1.50 per Private Placement Warrant. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in the Public Offering, except that if held by our Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

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

Net proceeds of $650,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $22,750,000, are held in the Trust Account at December 31, 2017. We paid $13,000,000 in underwriting discounts and incurred offering costs of $1,424,561 related to the Public Offering. In addition, the Underwriters agreed to defer $22,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus, dated May 4, 2017, which was filed with the SEC on May 5, 2017.

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations Data
For the Period
from February 14,
2017 (Inception) to
December 31, 2017
Net income attributable to common stock	$1,532,195
Per share data:
Basic and diluted net income per share of common stock	$0.02
Basic and diluted weighted average shares of common stock outstanding	62,920,561

Balance Sheet Data
December 31, 2017
Total assets	$653,937,462
Total liabilities	$24,554,828
Working capital	$629,382,634
Class A common stock subject to possible redemption	$624,382,630
Stockholders' equity	$5,000,004

At December 31, 2017 total assets included $652,839,151 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K, of which $22,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months from the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation on February 14, 2017 (“Inception”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

We intend to consummate a Business Combination using cash from the proceeds of the Public Offering and the sale of Private Placement Warrants, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At December 31, 2017, we held cash of $851,466, current liabilities of $1,804,828 and deferred underwriting compensation of $22,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the period from Inception to December 31, 2017, we earned net income of $1,532,195. Our income consists solely of interest earned. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On February 22, 2017, the Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 Founder Shares for each Founder Share, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2017, our Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $650,000,000 and $15,000,000, respectively, for an aggregate of $665,000,000. $650,000,000 of the gross proceeds were deposited in the Trust Account. At the Close Date, the remaining $15,000,000 was held outside of the Trust Account, of which $13,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the funds held in the Trust Account of up to $750,000 per year plus sufficient funds to pay tax obligations may be released to us.

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

During the period from Inception to December 31, 2017, we earned interest income of $3,646,130 on investments held in the Trust Account. On September 15, 2017 and December 15, 2017, we made payments of $400,000 and $407,000, respectively, to the Internal Revenue Service for federal income taxes estimated for 2017 on interest earned in the Trust Account. The funds were paid from the Trust Account. At December 31, 2017, we had accrued federal income taxes of $359,823.

At December 31, 2017, we had cash held outside of the Trust Account of $851,466, which is available to fund our working capital requirements.

At December 31, 2017, we had current liabilities of $1,804,828 and negative working capital of $811,086, largely due to costs associated with the review of potential Business Combination opportunities and accrued federal income taxes on interest income earned in the Trust Account. The identification and evaluation of potential Business Combinations is continuing after December 31, 2017 and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2017.

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

We are committed to pay the deferred discount of 3.50% of the gross proceeds of the Public Offering, or $22,750,000 (the “Deferred Discount”), to the underwriters upon the completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months from the Close Date.

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

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A common stock in an amount that would cause our net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2017, 62,438,263 of our 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At December 31, 2017, we had outstanding Warrants to purchase up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the Warrants is contingent upon the occurrence of future events. At December 31, 2017, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification, evaluation and undertaking of a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2017, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2017, $652,839,151 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months from the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A common stock, if any, deferred underwriting compensation of $22,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The stockholders and board of directors
TPG Pace Energy Holdings Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TPG Pace Energy Holdings Corp. (the Company) as of December 31, 2017, the related statements of operations, changes in stockholders’ equity, and cash flows for the period from February 14, 2017 (inception) to December 31, 2017, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from February 14, 2017 (inception) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s negative working capital at December 31, 2017 and the limitation on the amount of cash available to the Company from interest earned on the Trust Account raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Company’s auditor since 2017.

Fort Worth, Texas
February 14, 2018

TPG Pace Energy Holdings Corp.

Balance Sheet

December 31, 2017
Assets
Current assets:
Cash	$851,466
Prepaid expenses	142,276
Total current assets	993,742
Investments held in Trust Account	652,839,151
Deferred tax asset	104,569
Total assets	$653,937,462
Liabilities and stockholders' equity
Current liabilities:
Accrued professional fees, travel and other expenses	$1,445,005
Federal income taxes payable	359,823
Total current liabilities	1,804,828
Deferred underwriting compensation	22,750,000
Total liabilities	24,554,828
Commitments and contingencies
Class A common stock subject to possible redemption; 62,438,263 shares at December 31, 2017, at a redemption value of $10.00 per share	624,382,630
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,561,737 shares issued and outstanding (excluding 62,438,263 shares subject to possible redemption) at December 31, 2017	256
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 16,250,000 shares issued and outstanding	1,625
Additional paid-in capital	3,465,928
Retained earnings	1,532,195
Total stockholders' equity	5,000,004
Total liabilities and stockholders' equity	$653,937,462

The accompanying notes are an integral part of these financial statements.

TPG Pace Energy Holdings Corp.

Statement of Operations

For the Period
from February 14,
2017 (Inception) to
December 31, 2017
Revenue	$—
Professional fees and other expenses	685,940
Travel expenses	213,152
State franchise tax	152,610
Loss from operations	(1,051,702)
Interest income	3,646,151
Income from continuing operations	2,594,449
Income tax expense	(1,062,254)
Net income attributable to common stock	$1,532,195

Net income per share of common stock:
Basic and diluted	$0.02
Weighted average shares of common stock outstanding:
Basic and diluted	62,920,561

The accompanying notes are an integral part of these financial statements.

TPG Pace Energy Holdings Corp.

Statement of Stockholders’ Equity

	Preferred Stock		Class A Common Stock		Class F Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at February 14, 2017 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Sale of shares of Class F common stock to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Class F common stock dividend effected on April 24, 2017	—	—	—	—	5,750,000	575	(575)	—	—
Proceeds from initial public offering of Units on May 10, 2017 at $10.00 per Unit	—	—	65,000,000	6,500	—	—	649,993,500	—	650,000,000
Sale of 10,000,000 Private Placement Warrants to Sponsor on May 10, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	—	—	15,000,000	—	15,000,000
Underwriters' discount	—	—	—	—	—	—	(13,000,000)	—	(13,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,424,561)	—	(1,424,561)
Deferred underwriting compensation	—	—	—	—	—	—	(22,750,000)	—	(22,750,000)
Class F common stock forfeited by Sponsor on June 24, 2017	—	—	—	—	(1,000,000)	(100)	100	—	—
Class A common stock subject to possible redemption; 62,438,263 shares at a redemption value of $10.00 per share	—	—	(62,438,263)	(6,244)	—	—	(624,376,386)	—	(624,382,630)
Net income attributable to common stock	—	—	—	—	—	—	—	1,532,195	1,532,195
Balance at December 31, 2017	—	$—	2,561,737	$256	16,250,000	$1,625	$3,465,928	$1,532,195	$5,000,004

The accompanying notes are an integral part of these financial statements.

TPG Pace Energy Holdings Corp.

Statement of Cash Flows

For the Period
from February 14,
2017 (Inception) to
December 31, 2017
Cash flows from operating activities:
Net income attributable to common stock	$1,532,195
Changes in operating assets and liabilities:
Prepaid expenses	(142,276)
Deferred tax asset	(104,569)
Accrued professional fees, travel and other expenses	1,430,295
Federal income taxes payable	359,823
Interest on investments held in Trust Account	(3,646,151)
Withdrawal of interest from Trust Account to pay federal income taxes	807,000
Net cash provided by operating activities	236,317
Cash flows from investing activities:
Proceeds deposited into Trust Account	(650,000,000)
Net cash used in investing activities	(650,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F common stock to Sponsor	25,000
Proceeds from sale of Units in initial public offering	650,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	15,000,000
Proceeds of notes payable from Sponsor	300,000
Payment of underwriters discounts	(13,000,000)
Payment of accrued offering costs	(1,409,851)
Repayment of notes payable from Sponsor	(300,000)
Net cash provided by financing activities	650,615,149
Net change in cash	851,466
Cash at beginning of period	—
Cash at end of period	$851,466

Supplemental disclosure of cash flow information:
Cash paid for federal income taxes	$807,000
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$22,750,000
Accrued offering costs	$14,710

The accompanying notes are an integral part of these financial statements.

TPG Pace Energy Holdings Corp.

Notes to Financial Statements

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

All activity for the period from Inception to December 31, 2017 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s shares of Class A common stock (“Public Shares”) and one-third of one warrant to purchase one share of Class A common stock (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Going Concern

At December 31, 2017, the Company had current liabilities of $1,804,828 and negative working capital of $811,086 largely due to amounts owed to professional fees associated with the offering and operating of the Company. As discussed elsewhere in Note 1, The Company has the ability to use annually up to $750,000 of interest earned from the Trust Account to fund working capital. The Company's ability to continue as a going concern is dependent upon its ability to consummate a Business Combination or have sufficient interest to fund expenses and negative working capital balances.  If there is insufficient interest to pay such amounts in full or if a Business Combination does not occur the Company will need to obtain additional funds to meet its liabilities. Management's options for obtaining additional working capital, to the extent needed, include potentially requesting loans from the Sponsor or affiliates of the Sponsor, or certain of the Company’s executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that the Company will be able to raise such funds if they are needed. The Company’s negative working capital and it’s limitation on the amount of cash available on interest earned from the Trust Account to fund working capital raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2017 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at December 31, 2017.

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

The Permitted Investments are Level I at December 31, 2017.

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A common stock in an amount that would cause its net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2017, 62,438,263 of the Company’s 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At December 31, 2017, the Company had outstanding warrants to purchase of up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.

State Franchise Tax

As the Company is incorporated in the state of Delaware, it is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. At December 31, 2017, the Company had accrued Delaware state franchise taxes of $152,610 included in accrued professional fees, travel and other expenses on the balance sheet.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $13,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $22,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at December 31, 2017 as management deemed the consummation of a Business Combination to be probable.

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

On April 24, 2017, the Company agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of the Company’s issued and outstanding common shares after the Public Offering. The stock dividend was accounted for with a transfer from additional paid in capital to Class F common stock as there is a legal requirement to maintain par value per share. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2017, the Sponsor and the Company’s four independent directors (the “Initial Stockholders”) held, collectively, 16,250,000 Founder Shares.

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

Additionally, the Initial Stockholders agreed not to transfer, assign or sell any of their respective Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).

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

Administrative Services Agreement

On May 10, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the period from Inception to December 31, 2017, the Company incurred expenses of $153,333 under this agreement.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. For the period from Inception to December 31, 2017, travel related reimbursements for private aircraft use were $125,681. Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

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

On the Close Date, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the period from Inception to December 31, 2017, the investments held in the Trust Account generated interest income of $3,646,151, of which $807,000 was withdrawn to make estimated federal income tax payments to the IRS with the remainder reinvested in Permitted Investments.

On September 15, 2017 and December 15, 2017, the Company made payments of $400,000 and $407,000, respectively, with funds from the Trust Account, to the IRS for estimated federal income taxes on interest earned in the Trust Account. At December 31, 2017, the balance of funds held in the Trust Account was $652,839,151.

6. Income Tax

The Company incurred United States federal income tax expense of approximately $1,062,254 for the period from Inception to December 31, 2017.

On September 15, 2017 and December 15, 2017, the Company made estimated quarterly tax payments of $400,000 and $407,000, respectively, to the Internal Revenue Service (“IRS”) for federal income taxes estimated for 2017 on interest earned in the Trust Account. The funds were paid from the Trust Account. At December 31, 2017, the Company had accrued federal income taxes of $359,823 included in federal income taxes payable on the balance sheet.

The Company’s provision for income tax consists of the following:

For the Period
from February 14,
2017 (Inception) to
December 31, 2017
Federal
Current	$1,166,823
Deferred	(104,569)
State
Current	—
Deferred	—
Change in valuation allowance	—
Income tax provision	$1,062,254

The Company incurred costs related to its search to complete a business combination which are deductible for federal income tax purposes and resulted in the generation of a deferred tax asset of $104,569 which is available to offset future taxable income.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that no uncertainty exists with respect to future realization of the deferred tax assets and has not established a valuation allowance at December 31, 2017.

The following table reconciles the U.S. federal statutory tax rate to the effective rate of the Company’s provision for income taxes:

December 31, 2017
Provision for income taxes at U.S. federal statutory rate	34.0%
Permanent differences	4.4%
Rate change from tax reform	2.5%
Effective tax rate	40.9%

The guidance for the accounting and reporting for income taxes requires the Company to assess tax positions in cases where the interpretation of the tax law may be uncertain. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

7. Deferred Underwriting Compensation

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

8. Stockholders’ Equity

Class A Common Stock

The Company is currently authorized to issue 200,000,000 shares of Class A common stock. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized shares of Class A common stock at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of shares of Class A common stock are entitled to one vote for each share with the exception that only holders of shares of Class F common stock have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At December 31, 2017, there were 65,000,000 shares of Class A common stock issued and outstanding, of which 62,438,263 shares were subject to possible redemption and are classified outside of stockholders’ equity at the balance sheet.

Class F Common Stock

The Company is currently authorized to issue 20,000,000 shares of Class F common stock. At December 31, 2017, there were 16,250,000 shares of Class F common stock (Founder Shares) issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At December 31, 2017, there were no shares of preferred stock issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its common stock prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

9. Quarterly Financial Information (Unaudited)

Following are the Company’s unaudited quarterly statements of operations for the period from Inception to March 31, 2017 and the quarters ended June 30, 2017 through December 31, 2017. The Company has prepared the quarterly data on a consistent basis with the audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

	For the Period	For the	For the	For the
	from February 14,	Three Months	Three Months	Three Months
	2017 (Inception) to	Ended	Ended	Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses:
Professional fees and other expenses	$63,223	$108,118	$250,286	$264,313
Travel expenses	—	98,625	77,363	37,164
State franchise tax	—	—	—	152,610
Interest income	21	652,720	1,357,208	1,636,202
Income tax benefit (expense)	22,121	(156,092)	(360,346)	(567,937)
Net income attributable to common stock	$(41,081)	$289,885	$669,213	$614,178
Net income per share of common stock:
Basic and diluted	$—	$0.01	$0.01	$0.01
Weighted average shares of common stock outstanding:
Basic and diluted	9,500,000	52,862,637	81,250,000	81,250,000

10. Subsequent Events

Management has performed an evaluation of subsequent events through February 14, 2018, the date the financial statements were issued, noting no subsequent events which require adjustment or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Stephen Chazen	71	President, Chief Executive Officer and Chairman
Arcilia Acosta	52	Director
David Bonderman	75	Director
Edward Djerejian	78	Director
Chad Leat	61	Director
Michael MacDougall	47	Director
Dan F. Smith	71	Director
Martin Davidson	41	Chief Financial Officer
Eduardo Tamraz	33	Executive Vice President of Corporate Development, Secretary

Stephen Chazen has served as our Chairman, Chief Executive Officer and President since February 2017. Mr. Chazen retired as Chief Executive Officer of Occidental in April 2016 and remains a member of the company’s board of directors. Mr. Chazen began his career at Occidental in 1994 as Executive Vice President—Corporate Development. He was named Chief Financial Officer in 1999 and served as Chief Financial Officer until 2010. Mr. Chazen was appointed President of Occidental in 2007. He was then named Chief Operating Officer in 2010 before being appointed Chief Executive Officer in May 2011. Mr. Chazen was elected to the Board of Directors in 2010.

Prior to joining Occidental, Mr. Chazen was Managing Director in Corporate Finance and Mergers and Acquisitions at Merrill Lynch. He worked as Director of Project Evaluation and Reservoir Engineering at Columbia Gas Development Corporation from 1977 to 1982. Mr. Chazen began his career at Northrop Corporation in 1973 as Laboratory Manager at the Johnson Space Center, where he worked until 1977.

Mr. Chazen is a former Chairman of the American Petroleum Institute. He also serves on the Board of Advisors of Rice University’s Baker Institute for Public Policy and is a member of the Senior Cabinet of the President’s Leadership Council at Houston Methodist Hospital. Mr. Chazen is a Director of Ecolab Inc. and The Williams Companies, Inc., and Chairman of the Board of the Catalina Island Conservancy.

Mr. Chazen holds a Ph.D. in Geology from Michigan State University, a master’s degree in Finance from the University of Houston and a bachelor’s degree in Geology from Rutgers College. Mr. Chazen is well-qualified to serve as a director because of his significant directorship experience, as well as his substantial and broad experience in the energy sector, as an executive, advisor and director.

Arcilia Acosta has served as a director since May 10, 2017. Ms. Acosta is the President and Chief Executive Officer of CARCON Industries & Construction, specializing in commercial, institutional and transportation construction, and is also the Chief Executive Officer and controlling principal of STL Engineers. Ms. Acosta serves on the Board of Directors of Legacy Texas Financial Group, Inc., Energy Future Holdings Corp., the Texas Higher Education Coordinating Board, and the Dallas Citizens Council. Ms. Acosta previously served on the national advisory board for BBVA Compass Bank and the Texas Tech National Alumni Association.

Ms. Acosta received a Bachelor of Arts from Texas Tech University and Board Director Certification from Southern Methodist University Southwest School of Banking and is a Graduate of the Harvard University Business School Corporate Governance Program. Ms. Acosta is well-qualified to serve as a director because of her broad range of experience and directorships.

David Bonderman has served as a director since May 10, 2017. Mr. Bonderman is a Founding Partner of TPG, one of the world’s largest private equity investment firms. He was also a co-founder of both Hotwire.com and CoStar Group, Inc., a leading data company for commercial real estate. From 1993 to 1996, Mr. Bonderman served as the chairman of Continental Airlines, Inc. in order to lead its emergence from bankruptcy. In addition, he has also played a leading role in many of TPG’s turnaround investments including Ducati Motor Holdings, S.p.A., Armstrong World Industries, Inc., Burger King Holdings, Inc. and Seagate Technology plc, among others.

Prior to forming TPG in 1992, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (RMBG), now doing business as Keystone Group, L.P. in Fort Worth, Texas. Prior to joining RMBG in 1983, he was a partner in the law firm of Arnold & Porter in Washington, D.C., where he specialized in corporate, securities, bankruptcy and antitrust litigation. From 1969 to 1970, he was a Fellow in Foreign and Comparative Law in conjunction with Harvard University and from 1968 to 1969, he was Special Assistant to the U.S. Attorney General in the Civil Rights Division. From 1967 to 1968, he was Assistant Professor at Tulane University School of Law in New Orleans, Louisiana. Mr. Bonderman graduated magna cum laude from Harvard Law School where he was a member of the Harvard Law Review and a Sheldon Fellow. He is a graduate of the University of Washington in Seattle, Washington.

Edward Djerejian has served as a director since May 10, 2017. Ambassador Djerejian served in the U.S. Foreign Service for eight presidents, from John F. Kennedy in 1962 to William J. Clinton in 1994. Prior to his nomination by President Clinton as U.S. ambassador to Israel in which he served from 1993-1994, he was assistant secretary of state for Near Eastern affairs in both the George H.W. Bush and the Clinton administrations from 1991 to 1993. He was the U.S. ambassador to the Syrian Arab Republic from 1988 to 1991. He also served as special assistant to President Ronald Reagan and deputy press secretary for foreign affairs in the White House from 1985 to 1986.

After his retirement from government service in 1994, he became, and currently serves as, the director of the James A. Baker III Institute for Public Policy at Rice University. He has been awarded the Presidential Distinguished Service Award, the Department of State’s Distinguished Honor Award and numerous other honors, including the Ellis Island Medal of Honor and the Anti-Defamation League’s Moral Statesman Award. He is also a recipient of the Association of Rice Alumni’s Gold Medal. In 2011, Ambassador Djerejian was elected a fellow of the American Academy of Arts and Sciences. He is also a member of the Board of Trustees of the Carnegie Corporation of New York.

Ambassador Djerejian previously served as Chairman of the Board and a director of Occidental until 2015, and as a director of Baker Hughes Incorporated and Global Industries, Ltd., where he was Chairman of the Governance Committee. He currently serves on the board of directors of The Mexico Fund, Inc. He holds a Bachelor of Science and a Doctor of Humane Letters, honoris causa, from Georgetown University, as well as a Doctor of Laws, honoris causa, from Middlebury College. Ambassador Djerejian is well-qualified to serve as a director because of his significant directorship experience.

Chad Leat has served as a director since May 10, 2017. Mr. Leat is a retired Vice Chairman of Global Banking at Citigroup Inc., and has nearly thirty years of markets and banking experience on Wall Street. He is a leader and innovator in corporate credit and M&A finance. Mr. Leat joined Salomon Brothers in 1997 as a partner in High Yield Capital Markets and then joined Citigroup in 1998 from where he retired in 2013 as Vice Chairman of Global Investment Banking. Over the years he served on the firm’s Investment Banking Management Committee, the Fixed Income Management Committee and the Capital Markets Origination Committee. From 1998 until 2005 he served as the Global Head of Loans and Leveraged Finance. He grew this business from a small second-tier position to one of the largest loan and high-yield businesses on Wall Street. During the financial crisis, Mr. Leat helped Citigroup work through many challenging risk, regulatory and client issues.

Mr. Leat began his career on Wall Street at The Chase Manhattan Corporation in their Capital Markets Group in 1985 where he ultimately became the head of their highly successful Syndications, Structured Sales and Loan Trading businesses. This group was on the cutting edge of the fast-developing loan market and Mr. Leat was one of a handful of market professionals associated with the development and creation of this now vibrant capital market.

Mr. Leat serves on the board of directors of Norwegian Cruise Lines Ltd and is the Chairman of the Audit Committee and also serves on the Compensation Committee. He is Chairman of the board of directors of MidCap Financial, PLC, a middle-market direct commercial lending business and he serves on the Board of Directors of J. Crew Group, Inc. He has previously served as Chairman of the board of directors of HealthEngine PLC, a healthcare technology company, a member of the board of directors of Global Indemnity PLC, a Cayman based provider of property and casualty insurance, Pace Holdings Corp., a special purpose acquisition vehicle associated with TPG where he was Chairman of the Audit Committee and BAWAG P.S.K., the third largest bank in Austria.

Mr. Leat is dedicated to many civic and philanthropic organizations. He is a member of the Economic Club of New York and has served on the boards of several charitable organizations. Currently, he is a member of the Board of Directors of The Hampton Classic Horse Show and is a Trustee of the Parrish Museum of Art. Mr. Leat is a graduate of the University of Kansas, where he received his Bachelors of Science degree. Mr. Leat is well-qualified to serve as a director because of his significant directorship experience and his previous role as a director of Pace Holdings Corp..

Michael MacDougall has served as a director since May 10, 2017. Mr. MacDougall is a partner of TPG and co-heads the firm’s global energy and natural resources private equity investing efforts. Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments.

He is a director of Energy Future Holdings Corp., Harvester Holdings, LLC, Jonah Energy Holdings LLC, and is a director of the general partner of Valerus Compression Services, L.P. (doing business as Axip Energy Services, L.P.). He is also a member of the board of directors of the Baylor College of Medicine Board of Trustees and The University of Texas Development Board. Over the last five years, Mr. MacDougall previously served on the board of directors for Copano Energy, L.L.C., Graphic Packaging Holding Company and Northern Tier Energy GP LLC.

Mr. MacDougall received his BBA, with highest honors, from The University of Texas at Austin and received his MBA, with distinction, from Harvard Business School. Mr. MacDougall is well-qualified to serve as a director because of his significant directorship experience, his experience in the global energy and natural resources sector, his transactional experience with a number of different companies at TPG and his investment banking experience at Goldman, Sachs & Co.

Dan F. Smith has served as a director since May 10, 2017. Mr. Smith is a retired Chief Executive Officer of Lyondell Chemical Company, or “Lyondell,” and its wholly owned subsidiaries Millennium Chemicals Inc. and Equistar Chemicals, LP. Mr. Smith began his career as an engineer with Atlantic Richfield Company in 1968. He was elected President of Lyondell in August 1994 and Chief Executive Officer in December 1996.

Mr. Smith is a director of Orion Engineered Carbons, S.A., Kraton Corp., the general partner of Valerus Compression Services, L.P. (doing business as Axip Energy Services, L.P.) and Nexeo Solutions, Inc. During the past five years, Mr. Smith served on the board of directors of Northern Tier Energy GP LLC and Cooper Industries plc. He also serves as a member of the College of Engineering Advisory Council at Lamar University.

Mr. Smith is a graduate of Lamar University with a B.S. degree in chemical engineering. Mr. Smith is well-qualified to serve as a director because of his significant directorship experience and broad experience in energy and energy-related sectors.

Martin Davidson has been our Chief Financial Officer since February 2017. Mr. Davidson is a Partner and Chief Accounting Officer of TPG. Mr. Davidson is responsible for all financial operations and reporting related to TPG Holdings, TPG’s parent company, accounting and operations for TPG’s private equity and real estate funds, as well as TPG’s firm-wide accounting policies. In addition, he has held the position of Chief Financial Officer and Financial Operations Principal of TPG’s broker/dealers and served on the board of multiple special purpose investment vehicles of TPG’s investment funds.

Prior to joining TPG in 2005, Mr. Davidson was an audit manager at KPMG where he primarily served clients in the financial services industry including private equity funds and hedge funds. Mr. Davidson received a BBA in accounting from Texas Christian University and a Masters of Professional Accounting from The University of Texas at Austin. Mr. Davidson is a Certified Public Accountant.

Eduardo Tamraz has been our Executive Vice President of Corporate Development and Secretary since February 2017. Mr. Tamraz is a senior executive on the investment team for TPG Pace Group, a TPG initiative dedicated to providing permanent capital solutions for companies. Previously, he was a Vice President of TPG Capital in Europe from 2014 to early 2017. Since joining TPG he has spent the majority of his time on Pace Holdings Corp. Mr. Tamraz was responsible for leading the evaluation of several opportunities for Pace Holdings Corp. with the ultimate execution of the Playa transaction. From 2008 until 2014, Mr. Tamraz was a senior member of the private equity team at Eton Park, a global alternative investment firm. He previously worked at BC Partners and Merrill Lynch. Mr. Tamraz received an MA in economics from the University of Cambridge. He is a member of the Lincoln Center YP Steering Committee.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of seven members. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our Business Combination and holders of our Public Shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that each of Ms. Acosta, Ambassador Djerejian and Messrs. Leat and Smith is independent under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the Close Date through the earlier of consummation of our initial Business Combination or our liquidation, we pay an affiliate of our Sponsor a total of $20,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee and a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.tpg.com/pace-energy

Audit Committee

Our board has established an audit committee of the board of directors.  Audit committee members include Ms. Acosta and Messrs. Leat and Smith. Mr. Leat serves as chairman of the audit committee.

Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that Mr. Leat qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The primary purposes of our audit committee are to assist the board’s oversight of:

•	audits of our financial statements;
•	the integrity of our financial statements;
•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;
•	the qualifications, engagement, compensation, independence and performance of our independent auditor; and
•	the performance of our internal audit function.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

Our board has established a compensation committee of the board of directors. Compensation committee members include Ms. Acosta, Ambassador Djerejian and Mr. Smith. Ms. Acosta serves as chairperson of the compensation committee.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and
•	reviewing and approving incentive compensation and equity compensation policies and programs.

The compensation committee is governed by a charter that complies with the rules of the NYSE.

Nominating and Corporate Governance Committee

Our board has established a nominating and corporate governance committee. Nominating and corporate governance committee members include Ambassador Djerejian and Messrs. Smith and Leat. Mr. Smith serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our Business Combination, the board of directors will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders).

Prior to our Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on our website at www.tpg.com/paceenergy. Any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics will be disclosed on such website promptly following the date of such amendment or waiver. Copies of our form of Code of Business Conduct and Ethics, our form of Audit Committee Charter, our form of Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also available on our website. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to us in writing at 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102 or by telephone at (817) 871-4000.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at www. tpg.com/pace-energy.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. In particular, certain of our officers and directors serve as an officer or director of TPG Pace Holdings Corp., a blank check company sponsored by TPG focused on a business combination with a target business in any industry, sector or location. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our Business Combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors and Executive Officers.”

•

Our Initial Stockholders, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and Public Shares in connection with the consummation of our Business Combination. Additionally, our Initial Stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the Close Date. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the private placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the private placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial

Stockholders until the earlier of: (1) one year after the completion of our Business Combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our Business Combination, that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement Warrants and the Class A common stock underlying such Warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Stephen Chazen	Occidental	Energy	Director
	Ecolab Inc.	Water, Hygiene, Energy	Director
	The Williams Companies Inc.	Energy	Director

Arcilia Acosta	CARCON Industries & Construction	Construction	Officer
	STL Engineers	Engineering and	Officer and Controlling
		Construction	Principal
	LegacyTexas Financial Group, Inc.	Financial	Director
	Energy Future Holdings Corp.	Energy	Director

David Bonderman	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Co-Founder
	RyanAir Holdings PLC	Travel	Director
	Energy Future Holdings Corp.	Energy	Director
	TPG Pace Holdings Corp.	Special Purpose Acquisition Corporation	Director
	STX Filmworks, LLC	Entertainment	Director
	XOJET, Inc.	Travel	Director

Edward Djerejian	The Mexico Fund	Financial	Director
	Siluria Technologies	Fuels and Chemicals	Advisory Board
	Occidental	Energy	Consultant

Chad Leat	MidCap Financial, PLC	Financial	Director
	J. Crew Group Inc.	Retail	Director
	TPG Pace Holdings Corp.	Special Purpose Acquisition Corporation	Director
	Norwegian Cruise Line Holdings Ltd.	Travel	Director

Michael MacDougall	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner
	Energy Future Holdings Corp.	Energy	Officer and/or Director
	Harvester Holdings, LLC	Energy	Director
	Jonah Energy Holdings LLC	Energy	Director
	Valerus Compression Services, L.P. (doing business as Axip Energy Services, L.P.)	Energy	General Partner and Director

Dan F. Smith	Orion Engineered Carbons, S.A.	Carbon Black	Chairman
	Kraton Corp.	Minerals and Polymers	Chairman
	Valerus Compression Services, L.P. (doing business as Axip Energy Services, L.P.)	Energy	Chairman
	Nexeo Solutions, Inc.	Chemicals and Plastics	Chairman

Martin Davidson	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner and Chief Accounting Officer
	TPG Pace Holdings Corp.	Special Purpose Acquisition Corporation	Chief Financial Officer

Eduardo Tamraz	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Principal, TPG Pace
	TPG Pace Holdings Corp.	Special Purpose Acquisition Corporation	Executive Vice President and Secretary

Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a Business Combination is fair to our Company from a financial point of view.

In the event that we submit our Business Combination to our public stockholders for a vote, our Initial Shareholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, and their permitted transferees will agree, and any Public Shares held by them in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors are indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

Our bylaws permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on May 10, 2017, through the earlier of the consummation of a Business Combination or our liquidation, we pay monthly recurring expenses of $20,000 to an affiliate of our Sponsor for office space, administrative and support services. Our Sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the Business Combination although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at February 7, 2018, with respect to our outstanding common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Warrants are not exercisable within 60 days of the date of February 7, 2018.

	Number of Shares	Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Common Stock
TPG Pace Energy Sponsor, LLC(3)	16,090,000	19.8%
TPG Group Holdings (SBS) Advisors, Inc.(3)	16,090,000	19.8%
David Bonderman(3)	16,090,000	19.8%
James Coulter(3)	16,090,000	19.8%
Adage Capital Partners, L.P.(4)	4,250,000	5.2%
Stephen Chazen	202,533	0.2%
Arcilia Acosta	40,000	*
Edward Djerejian	40,000	*
Chad Leat	40,000	*
Dan F. Smith	40,000	*
Martin Davidson	-	*
Michael MacDougall	-	*
Eduardo Tamraz	-	*
All directors and executive officers as a group (9 individuals)(3)	16,452,533	20.2%

*	Less than 1%.
(1)

This table is based on 81,250,000 shares of common stock outstanding at February 14, 2018, of which 65,000,000 were Class A common stock and 16,250,000 were Class F common stock. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

(2)	This table does not reflect record or beneficial ownership of the 22,000,000 Private Placement Warrants as they are not exercisable within 60 days of February 14, 2018.
(3)

TPG Pace Energy Sponsor, LLC holds an aggregate of 16,090,000 shares of Class F common stock. The managing member of TPG Pace Energy Sponsor, LLC is TPG Pace Governance, LLC, a Cayman Islands limited liability company, whose sole member is TPG Holdings III, L.P., a Delaware limited partnership, whose general partner is TPG Holdings III-A, L.P., a Cayman Islands limited partnership, whose general partner is TPG Holdings III-A, Inc., a Cayman Islands corporation, whose sole shareholder is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation. David Bonderman and James Coulter are sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. and may therefore be deemed to be the beneficial owners of the shares held by TPG Pace Energy Sponsor, LLC. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by TPG Pace Energy Sponsor, LLC except to the extent of their pecuniary interest therein.

(4)

According to Schedule 13G filed on May 15, 2017, the business address of Adage Capital Partners L.P. is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116. Adage Capital Partners L.P. and Schedule 13G’s other reporting persons each report shared voting and dispositive power.

(5)

Mr. Chazen directly purchased an aggregate of 159,900 shares of common stock of which 127,900 were Units, which included 127,900 shares of Class A common stock plus Warrants to purchase 42,633 shares of Class A common stock, and 32,000 shares of Class A common stock.

Our Initial Stockholders beneficially own 20% of the shares of our issued and outstanding common stock and have the right to elect all of our directors prior to our Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to elect any directors to our board of directors prior to our Business Combination. In addition, because of their ownership block, our Initial Stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Prior to the Close Date, our Sponsor purchased an aggregate of 11,500,000 shares of the Company’s Class F common stock for an aggregate purchase price of $25,000, or approximately $0.002 per share.

On April 24, 2017, the Company effected a stock dividend of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the unexercised portion of the underwriter’s over-allotment option so that the Founder Shares would represent 20% of the common stock outstanding. Following the capitalization and forfeiture, our Sponsor held $16,090,000 Founder Shares and each of four independent directors held 40,000 Founder Shares.

On the Close Date, we consummated our Public Offering of 65,000,000 Units (which included the purchase of 5,000,000 Units subject to the Underwriters’ 6,000,000 Unit over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $650,000,000 before underwriting discounts and expenses. Each Unit consists of one share of Class A common stock (the “Public Shares”), par value $0.0001 per share, and one Warrant. Prior to the Close Date, we completed the sale of the Private Placement Warrants.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

Prior to our Public Offering, on May 10, 2017, our Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In April 2017, we effected a stock dividend with respect to our Class F common stock of 5,750,000 shares, resulting in our Initial Stockholders holding an aggregate of 17,250,000 Founder Shares. In April 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent director nominees at their original purchase price.

On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option.  Following the capitalization and forfeiture, our Sponsor held 16,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

The Founder Shares are identical to the shares of Class A common stock included in the units sold in the initial public offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in the Company’s amended and restated certificate of incorporation.

Our Initial Stockholders have agreed not to transfer, assign or sell any Founder Shares during the Lock Up Period.

Preferred Stock

Our amended and restated certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. Our board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Our board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of our board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. We have no preferred stock outstanding at the date hereof. Although we do not currently intend to issue any shares of preferred stock, there is no assurance that we will not do so in the future.

Private Placement Warrants

Prior to the Close Date, our Sponsor purchased 10,000,000 Private Placement Warrants at a price of $1.50 per Warrant, or $15,000,000. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Private Placement Warrants may not be redeemed by the Company so long as they are held by our Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Sponsor has the option to exercise the Private Placement Warrants on a cashless basis.

If the Company does not complete a Business Combination within 24 months after the Close Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Class A common stock, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Private Placement Warrants, and the Class A common stock underlying the Private Placement Warrants and Class F common stock. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Note

Between Inception and the Close Date, our Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with our Public Offering. These notes were non-interest bearing and were repaid in full to our Sponsor at the Close Date..

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combination opportunities. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be converted into Warrants of the post-Business Combination entity, at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

On May 4, 2017, we entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of our Sponsor, and will terminate the agreement upon the earlier of a Business Combination or our liquidation.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Leat and Smith, Ms. Acosta and Ambassador Djerejian is independent under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Period
from February 14,
2017 (Inception) to
December 31, 2017
Audit Fees (1)	$145,000
Audit-Related Fees (2)	—
Tax Fees (3)	25,000
All Other Fees (4)	—
Total	$170,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Company, dated as of May 4, 2017 (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on August 10, 2017 (File No. 001-38083)).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).

4.2	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).

4.3	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).

10.1

Warrant Agreement, dated as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as Warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.2

Letter Agreement, dated May 4, 2017, among the Company, its officers and directors and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.3

Investment Management Trust Agreement, effective as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.4

Registration Rights Agreement, dated as of May 4, 2017, among the Company, TPG Pace Energy Sponsor, LLC and certain other security holders named therein (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.5

Administrative Services Agreement, dated May 4, 2017, between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on April 17, 2017).

10.7	Promissory Note, dated February 22, 2017, issued to TPG Pace Energy Sponsor, LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on April 17, 2017).

10.8

Securities Subscription Agreement, dated February 22, 2015, between the Registrant and TPG Pace Energy Sponsor, LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on April 17, 2017).

10.9

Private Placement Warrants Purchase Agreement, effective as of May 4, 2017, between the Company and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

Exhibit Number	Description
24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPG PACE ENERGY HOLDINGS CORP.

Date: February 14, 2018	By:	/s/ Stephen Chazen
Stephen Chazen
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Chazen and Martin Davidson and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen Chazen	President, Chief Executive Officer and Chairman	February 14, 2018
Stephen Chazen	(Principal Executive Officer)

/s/ Martin Davidson	Chief Financial Officer	February 14, 2018
Martin Davidson	(Principal Financial and Accounting Officer)

/s/ Arcilia Acosta	Director	February 14, 2018
Arcilia Acosta

/s/ David Bonderman	Director	February 14, 2018
David Bonderman

/s/ Edward Djerejian	Director	February 14, 2018
Edward Djerejian

/s/ Chad Leat	Director	February 14, 2018
Chad Leat

/s/ Michael MacDougall	Director	February 14, 2018
Michael MacDougall

/s/ Dan F. Smith	Director	February 14, 2018
Dan F. Smith