Form 10-Q
period 2018-03-31
TPG Pace Energy Holdings Corp.
filed 2018-05-14
CIK 1698990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 1, 2018, there were 65,000,000 shares of Class A common stock, $0.0001 par value per share, and 16,250,000 shares of Class F common stock, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Energy Holdings Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$571,738	$851,466
Prepaid expenses	153,917	142,276
Total current assets	725,655	993,742
Investments held in Trust Account	654,912,726	652,839,151
Deferred tax asset	914,685	104,569
Total assets	$656,553,066	$653,937,462
Liabilities and stockholders' equity
Current liabilities:
Accrued professional fees, travel and other expenses	$5,202,754	$1,445,005
Federal income taxes payable	759,964	359,823
Total current liabilities	5,962,718	1,804,828
Deferred underwriting compensation	22,750,000	22,750,000
Total liabilities	28,712,718	24,554,828
Commitments and contingencies
Class A common stock subject to possible redemption; 62,284,034 and 62,438,263 shares at March 31, 2018 and December 31, 2017, respectively at a redemption value of $10.00 per share	622,840,340	624,382,630
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,715,966 shares issued and outstanding (excluding 62,284,034 shares subject to possible redemption) at March 31, 2018, and 2,561,737 shares issued and outstanding (excluding 62,438,263 shares subject to possible redemption) at December 31, 2017	271	256
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 16,250,000 shares issued and outstanding	1,625	1,625
Additional paid-in capital	5,008,203	3,465,928
Retained earnings (accumulated deficit)	(10,091)	1,532,195
Total stockholders' equity	5,000,008	5,000,004
Total liabilities and stockholders' equity	$656,553,066	$653,937,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Energy Holdings Corp.

Condensed Consolidated Statements of Operations

(unaudited)

		For the Period from
	For the Three	February 14, 2017
	Months Ended	(inception) to
	March 31, 2018	March 31, 2017
Revenue	$—	$—
Professional fees and other expenses	4,014,379	63,223
Travel expenses	11,457	—
Loss from operations	(4,025,836)	(63,223)
Interest income	2,073,575	21
Loss from continuing operations	(1,952,261)	(63,202)
Income tax benefit	409,975	22,121
Net loss attributable to common stock	$(1,542,286)	$(41,081)
Net loss per share of common stock:
Basic and diluted	$(0.02)	$—
Weighted average shares of common stock outstanding:
Basic and diluted	81,250,000	9,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Energy Holdings Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at February 14, 2017 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of shares of Class F common stock to Sponsor on February 22, 2017 at $0.002 per share	—	—	—	—	11,500,000	1,150	23,850	—	25,000
Net loss attributable to common stock	—	—	—	—	—	—	—	(41,081)	(41,081)
Balance at March 31, 2017	—	$—	—	$—	11,500,000	$1,150	$23,850	$(41,081)	$(16,081)

	Preferred Stock		Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2017	—	$—	2,561,737	$256	16,250,000	$1,625	$3,465,928	$1,532,195	$5,000,004
Change in shares subject to possible redemption	—	—	154,229	15	—	—	1,542,275	—	1,542,290
Net loss attributable to common stock	—	—	—	—	—	—	—	(1,542,286)	(1,542,286)
Balance at March 31, 2018	—	$—	2,715,966	$271	16,250,000	$1,625	$5,008,203	$(10,091)	$5,000,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Energy Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

		For the Period from
	For the Three	February 14, 2017
	Months Ended	(inception) to
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss attributable to common stock	$(1,542,286)	$(41,081)
Changes in operating assets and liabilities:
Prepaid expenses	(11,641)	—
Deferred tax asset	(810,116)	—
Accrued professional fees and other expenses	3,772,459	41,102
Federal income taxes payable	400,141	—
Interest on Investments held in Trust Account	(2,073,575)	—
Net cash provided by (used in) operating activities	(265,018)	21
Cash flows from financing activities:
Proceeds from sale of shares of Class F common stock to Sponsor	—	25,000
Proceeds of notes payable from Sponsor	—	300,000
Payment of accrued offering costs	(14,710)	—
Net cash provided by financing activities	(14,710)	325,000
Net change in cash	(279,728)	325,021
Cash at beginning of period	851,466	—
Cash at end of period	$571,738	$325,021
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$22,750,000	$—
Accrued offering costs	—	482,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

TPG Pace Energy Holdings Corp.

Notes to Condensed Consolidated Financial Statements

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

On March 15, 2018, the Company formed three indirect wholly owned subsidiaries; TPG Pace Energy Parent LLC, TPG Pace Energy Intermediate LLC and TPG Pace Energy Operating LLC. All three entities are Delaware limited liability companies and were formed in contemplation of the Proposed Business Combination (as defined herein).

All activity for the period from Inception to March 31, 2018 relates to the Company’s formation and the initial public offering of units, each consisting of one of the Company’s shares of Class A common stock and one-third of one warrant to purchase one share of Class A common stock (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination, including with respect to the Proposed Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The Company intends to finance a Business Combination with, among other things, proceeds from its $650,000,000 Public Offering (see Note 3) and $15,000,000 Private Placement (see Note 4). The proposed financing for the Proposed Business Combination is discussed below under “Proposed Business Combination.” At the Close Date, proceeds of $650,000,000, net of underwriting discounts of $13,000,000 and funds designated for operational use of $2,000,000, were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as described below.

The Trust Account

On the Close Date, all funds held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively, “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. The proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the Close Date, or (iii) the redemption of all of the Company’s public shares if it is unable to complete the Business Combination within 24 months from the Close Date, subject to applicable law. In addition, if the Company is unable to complete the Business Combination within 24 months from the Close Date for any reason, compliance with Delaware law may require that the Company submit a plan of dissolution to the then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account.

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder available to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

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

The underwriters have agreed to waive their rights to any deferred underwriting commission held in the Trust Account in the event the Company does not complete the Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares.

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

Proposed Business Combination

On March 20, 2018, the Company and TPG Pace Energy Parent LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“Pace LLC”), as applicable, entered into the following agreements:

•

a Contribution and Merger Agreement (as subsequently amended, the “Karnes County Contribution Agreement”), by and among the Company, Pace LLC, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership (“EV XIV-A”), EnerVest Energy Institutional Fund XIV-WIC, L.P., a Delaware limited partnership (“EV XIV-WIC”), EnerVest Energy Institutional Fund XIV-2A, L.P., a Delaware limited partnership (“EV XIV-2A”), EnerVest Energy Institutional Fund XIV-3A, L.P., a Delaware limited partnership (“EV XIV-3A”), and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership (“EV XIV-C” and, together with EV XIV-A, EV XIV-WIC, EV XIV-2A and EV XIV-3A, the “Karnes County Contributors”), pursuant to which the Company, through Pace LLC, will acquire all of the Karnes County Contributors’ collective rights, title and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas (the “Karnes County Assets”);

•

a Purchase and Sale Agreement (the “Giddings Purchase Agreement”) by and among Pace LLC, EnerVest Energy Institutional Fund XI-A, L.P., a Delaware limited partnership (“EV XI-A”), EnerVest Energy Institutional Fund XI-WI, L.P., a Delaware limited partnership (“EV XI-WI”), EnerVest Holding, L.P., a Texas limited partnership (“EV Holding”), and EnerVest Wachovia Co-Investment Partnership, L.P., a Delaware limited partnership (“EV Co-Invest” and, together with EV XI-A, EV XI-WI and EV Holding, the “Giddings Sellers”), pursuant to which the Company, through Pace LLC, will acquire all of the Giddings Sellers’ collective rights, title and interest in certain oil and natural gas assets located in the Giddings Field of the Austin Chalk (the “Giddings Assets”); and

•

a Membership Interest Purchase Agreement (the “Ironwood MIPA” and, together with the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the “Business Combination Agreements”, and the transactions contemplated thereby, the “Proposed Business Combination”) by and among Pace LLC, EV XIV-A, EV XIV-WIC and EV XIV-C (EV XIV-A, EV XIV-WIC and EV XIV-C, collectively, the “Ironwood Sellers” and, together with the Karnes County Contributors and the Giddings Sellers, the “Sellers”), pursuant to which the Company, through Pace LLC, will acquire all of the Ironwood Sellers’ approximate 35% membership interest (the “Ironwood Interests” and together with the Karnes County Assets and the Giddings Assets, the “Target Assets”) in Ironwood Eagle Ford Midstream, LLC, a Texas limited liability company, which owns an Eagle Ford gathering system.

At the closing of the Proposed Business Combination, the Company will acquire the Karnes County Assets, the Giddings Assets and the Ironwood Interests. On May 10, 2018, the Company, Pace LLC and the Karnes County Contributors entered into Amendment No. 1 to the Karnes Country Contribution Agreement to make certain changes in the forms of the Stockholder Agreement and the Second A&R Charter attached as exhibits to the Karnes County Contribution Agreement.

The following table summarizes certain material terms with respect to the Proposed Business Combination:

Transaction	Sellers	Consideration(1)	Earnout
Giddings Transaction	Giddings Sellers (certain entities associated with EnerVest Fund XI)	Approximately $308,000,000 in cash	Until December 31, 2021, up to $47,000,000 in cash based on certain net revenue thresholds
Karnes County Transaction	Karnes County Contributors (certain entities associated with EnerVest Fund XIV)

Approximately $2.09 billion, consisting of an amount in cash determined by the Company in its sole discretion (but no less than $610,000,000) and the remainder in stock(2)

The Company will also reimburse the Karnes County Contributors for costs associated with the acquisition of certain assets acquired by the Karnes County Contributors on March 1, 2018, with an effective date of February 1, 2018, which will be included in the Karnes County Assets, which are expected to be approximately $146,600,000

For five (5) years following the closing of the Proposed Business Combination, up to 13,000,000 additional shares of our stock based on certain EBITDA and free cash flow or stock price thresholds(2)
Ironwood Transaction	Ironwood Sellers (certain entities associated with EnerVest Fund XIV)	$25,000,000 in cash	None

(1)	Assumes no adjustments to the consideration payable to the Sellers under the Business Combination Agreements, whether as a result of an effective date of January 1, 2018 or otherwise.
(2)

The Karnes County Contributors may elect to receive shares of the Company’s Class A Common Stock and/or Class B Common Stock. In the event that the Karnes County Contributors elect to receive shares of Class B Common Stock, they will also receive an equal number of units representing membership interests in Pace LLC, which shall be redeemable for shares of Class A Common Stock following the closing of the Proposed Business Combination in accordance with the terms of the Amended and Restated Limited Liability Company Agreement of Pace LLC, as the same may be amended or supplemented from time to time.

Unless waived by the parties to the Business Combination Agreements, the closing of the Proposed Business Combination is subject to a number of conditions set forth in the Business Combination Agreements, including, among others, receipt of the requisite approval of the Company’s stockholders and the Company having at least $610,000,000 in Available Cash (as defined in the Karnes County Purchase Agreement). The obligations of the Company and Pace LLC (but not the Karnes County Contributors) to consummate the Karnes County Transaction are conditioned upon the closing of the Giddings Transaction. The obligations of Pace LLC (but not the Giddings Sellers) to consummate the Giddings Transaction are conditioned upon the closing of the Karnes County Transaction. The obligations of the parties to consummate the Ironwood Transaction are conditioned upon the closing of the Karnes County Transaction. The Business Combination Agreements may be terminated at any time prior to the consummation of the Proposed Business Combination upon agreement of the parties thereto, or for other reasons in specified circumstances. The Company (but not the Karnes County Contributors) may terminate the Karnes County Contribution Agreement if the Giddings Purchase Agreement has been terminated in accordance with its terms. Pace LLC (but not the Giddings Sellers) may terminate the Giddings Purchase Agreement if the Karnes County Contribution Agreement has been terminated in accordance with its terms. Any party to the Ironwood MIPA may terminate such agreement if the Karnes County Contribution Agreement has been terminated in accordance with its terms.

Commitment Letters. On March 20, 2018, TPG Pace Energy Operating LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of the Company (“Pace Operating LLC”), entered into a debt commitment letter (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Debt Commitment Letter”) with the lender parties thereto (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to make available to Pace Operating LLC in accordance with the terms of the Debt Commitment Letter an RBL Facility in an aggregate principal amount of $1,000 million and a Senior Bridge Facility in an aggregate principal amount of $500,000,000 (less any proceeds received from the issuance of the Senior Notes on or prior to the Closing Date). The RBL Facility will have availability of $385,000,000 on the closing date of the Proposed Business Combination and an initial borrowing base of $550,000,000. The proceeds of the borrowings on the closing date of the Proposed Business Combination under the RBL Facility (if any) and the Senior Bridge Facility (if any), together with the proceeds from the issuance of the Senior Notes (if any), the PIPE Investment and the cash in the Trust Account, will be used to finance the cash portion of the consideration of the Proposed Business Combination, to fund redemptions of shares by public stockholders in connection with the Proposed Business Combination, to pay the costs, fees and expenses (including original issue discount and/or upfront fees and deferred underwriting expenses in respect of the Company’s initial public offering and fees and expenses payable pursuant to the Business Combination Agreements) associated with the Proposed Business Combination and for working capital and general corporate purposes.

The Company filed a preliminary proxy statement with the SEC in connection with the Proposed Business Combination on May 10, 2018 (the “Proxy Statement”). The Proxy Statement contains important information regarding the Proposed Business Combination.

For more information regarding the Proposed Business Combination, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Proposed Business Combination.”

Going Concern

At March 31, 2018, the Company had current liabilities of $5,962,718 and negative working capital of $5,237,063 largely due to amounts owed for professional services associated with the Public Offering and operating of the Company. As discussed above, the Company has the ability to use annually up to $750,000 of interest earned from the Trust Account to fund working capital. The Company's ability to continue as a going concern is dependent upon its ability to consummate a Business Combination or have access to sufficient interest income from the Trust Account to fund expenses and negative working capital balances. If there is insufficient interest income available to pay such amounts in full or if a Business Combination does not occur, the Company will need to obtain additional funds to meet its liabilities. Management's options for obtaining additional working capital, to the extent needed, include potentially requesting loans from the Sponsor or affiliates of the Sponsor, or certain of the Company’s executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that the Company will be able to raise such funds if they are needed. In addition, the Company’s Proposed Business Combination still has conditions upon which a successful completion is contingent. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company on February 14, 2018 with the SEC. As discussed above in Note 1, the accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties that exist about the Company’s ability to continue as a going concern.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at March 31, 2018.

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

The Permitted Investments are Level I at March 31, 2018.

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units (as defined below) in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A common stock in an amount that would cause its net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2018 and December 31, 2017, 62,284,034 and 62,438,263, respectively, of the Company’s 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs of $1,424,561 in connection with the Public Offering. These costs, together with the underwriter discount and Deferred Discount (as defined below), totaling $35,750,000, were charged to additional paid-in capital upon completion of the Public Offering.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At March 31, 2018, the Company had outstanding warrants to purchase up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.

The Company has incurred costs related to the Proposed Business Combination which are expected to be deductible for federal income tax purposes if the Proposed Business Combination is completed. These costs generated a deferred tax asset of approximately $914,685 at March 31, 2018, which is currently available to offset future taxable income.

For the three months ended March 31, 2018 and the period from Inception to March 31, 2017, the Company incurred United States federal income tax benefits of approximately $409,975 and $22,121, respectively.

On September 15, 2017 and December 15, 2017, the Company made estimated quarterly tax payments of $400,000 and $407,000, respectively, to the Internal Revenue Service (“IRS”) for federal income taxes estimated for 2017 on interest earned in the Trust Account. The funds were paid from the Trust Account. At March 31, 2018 and December 31, 2017 the Company had accrued federal income taxes of $759,964 and $359,823, respectively.

State Franchise Tax

As the Company is incorporated in the state of Delaware, it is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. At March 31, 2018 and December 31, 2017, the Company had accrued Delaware state franchise taxes of $50,000 and $152,610, respectively, included in accrued professional fees and other expenses on the balance sheet.

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

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $13,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $22,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount has been recorded as a deferred liability on the balance sheet at March 31, 2018 as management has deemed the consummation of a Business Combination to be probable.

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

On April 24, 2017, the Company agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of the Company’s issued and outstanding common shares after the Public Offering. The stock dividend was accounted for with a transfer from additional paid in capital to Class F common stock as there is a legal requirement to maintain par value per share. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2018, the Initial Stockholders held, collectively, 16,250,000 Founder Shares.

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

Additionally, the Initial Stockholders have agreed not to transfer, assign or sell any of their respective Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 10,000,000 private placement warrants at a price of $1.50 per warrant, or approximately $15,000,000, in the Private Placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was placed in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the Public Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

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

Registration Rights

Holders of the Founder Shares and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering (the “Initial Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Initial Registration Rights Agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

On May 10, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2018, the Company incurred expenses of $60,000 under this agreement.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. The Company did not incur any private aircraft expenses for either the three months ended March 31, 2018 or the period from Inception to March 31, 2017.  Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

New Registration Rights Agreement

In connection with the closing of the Proposed Business Combination, the Company will enter a registration rights agreement (the “New Registration Rights Agreement”) with the Karnes County Contributors and the Initial Stockholders (the “Holders”) pursuant to which the Company will be required to register for resale under the Securities Act all or any portion of the shares of Class A Common Stock that the Holders hold as of the date of the New Registration Rights Agreement, and may acquire thereafter. Upon entry into the New Registration Rights Agreement, all rights and obligations of the parties to the Initial Registration Rights Agreement (including the Sponsor) that will be parties to the New Registration Rights Agreement will be terminated and will be replaced by the rights and obligations set forth in the New Registration Rights Agreement.

PIPE Investment

The Company agreed to issue and sell in a private placement 1,500,000 shares of Class A Common Stock (the “PIPE Investment”)  to Stephen Chazen, the Company’s President, Chief Executive Officer and Chairman, and 1,000,000 shares of Class A Common Stock to TPG Holdings III, L.P. (“TPG Holdings”). Prior to the closing of the Proposed Business Combination, TPG Holdings expects to assign its right to purchase Class A Common Stock in connection with the PIPE Investment to certain TPG executives, which the Company expects will include two of the Company’s directors, David Bonderman and Michael MacDougall, and the Company’s Executive Vice President of Corporate Development and Secretary, Eduardo Tamraz. The PIPE Investment is conditioned upon the satisfaction or waiver of all conditions precedent to the closing of the Karnes County Transaction and other customary conditions, and is expected to close concurrently with, the Proposed Business Combination.

Stockholder Agreement

Concurrently with the closing of the Proposed Business Combination, the Company, Sponsor, and the Karnes County Contributors will enter into a Stockholder Agreement (the “Stockholder Agreement”), which will govern certain rights and obligations following the closing of the Proposed Business Combination. Under the Stockholder Agreement, the Karnes County Contributors will be entitled to nominate two (2) directors and the Sponsor shall be entitled to nominate two (2) directors for appointment to the Company’s board of directors so long as the Karnes County Contributors and the Sponsor meet certain ownership criteria as outlined in the Stockholder Agreement.

Class F Waiver Agreement

In connection with the Proposed Business Combination, on March 20, 2018, the Company entered into a waiver agreement with the Sponsor and the other holders of the Company’s Class F Common Stock, pursuant to which the Sponsor and such other holders agreed to waive their rights to receive additional shares of Class A Common Stock upon conversion of the shares of Class F Common Stock in connection with the Proposed Business Combination pursuant to certain adjustments provided for in the Company’s charter.

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

On the Close Date, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three months ended March 31, 2018, the Permitted Investments generated interest income of $2,073,575, all of which was reinvested in Permitted Investments.

On September 15, 2017 and December 15, 2017, the Company made payments of $400,000 and $407,000, respectively, with funds from the Trust Account, to the IRS for estimated federal income taxes on interest earned in the Trust Account. At March 31, 2018, the balance of funds held in the Trust Account was $654,912,726.

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

7. Stockholders’ Equity

Class A Common Stock

The Company is currently authorized to issue 200,000,000 shares of Class A common stock. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized shares of Class A common stock at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of shares of Class A common stock are entitled to one vote for each share with the exception that only holders of shares of Class F common stock have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At March 31, 2018, there were 65,000,000 shares of Class A common stock issued and outstanding, of which 62,284,034 shares were subject to possible redemption and are classified outside of stockholders’ equity at the balance sheet.

Class F Common Stock

The Company is currently authorized to issue 20,000,000 shares of Class F common stock. At March 31, 2018, there were 16,250,000 shares of Class F common stock (Founder Shares) issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At March 31, 2018, there were no shares of preferred stock issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its common stock prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

On May 9, 2018, the Company changed the name of TPG Pace Energy Operating LLC to Magnolia Oil & Gas Operating LLC.

On May 11, 2018, the Sponsor loaned the Company $1,000,000 under an unsecured promissory note. This loan is non-interest bearing and is payable on the earlier of May 10, 2019 or the closing date of a Business Combination.

Except as noted above, management has performed an evaluation of subsequent events through May 14, 2018, the date the unaudited interim condensed consolidated financial statements were issued, noting no subsequent events which require adjustment or disclosure.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (“Business Combination”).

We intend to consummate a Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on May 10, 2017 (the “Close Date”) and the private placement of warrants to purchase shares of our Class A common stock (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. The proposed financing for the Proposed Business Combination is discussed below under the section entitled “Proposed Business Combination.”

At March 31, 2018, we held cash of $571,738, current liabilities of $5,962,718 and deferred underwriting compensation of $22,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

As more fully described below in the section entitled “Proposed Business Combination,” on March 20, 2018, we and TPG Pace Energy Parent LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, (“Pace LLC”) , as applicable, entered into the following agreements:

•

a Contribution and Merger Agreement (as subsequently amended, the “Karnes County Contribution Agreement”), by and among the Company, Pace LLC, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership (“EV XIV-A”), EnerVest Energy Institutional Fund XIV-WIC, L.P., a Delaware limited partnership (“EV XIV-WIC”), EnerVest Energy Institutional Fund XIV-2A, L.P., a Delaware limited partnership (“EV XIV-2A”), EnerVest Energy Institutional Fund XIV-3A, L.P., a Delaware limited partnership (“EV XIV-3A”), and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership (“EV XIV-C” and, together with EV XIV-A, EV XIV-WIC, EV XIV-2A and EV XIV-3A, the “Karnes County Contributors”), pursuant to which the Company, through Pace LLC, will acquire all of the Karnes County Contributors’ collective rights, title and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas (the “Karnes County Assets”);

•

a Purchase and Sale Agreement (the “Giddings Purchase Agreement”) by and among Pace LLC, EnerVest Energy Institutional Fund XI-A, L.P., a Delaware limited partnership (“EV XI-A”), EnerVest Energy Institutional Fund XI-WI, L.P., a Delaware limited partnership (“EV XI-WI”), EnerVest Holding, L.P., a Texas limited partnership (“EV Holding”), and EnerVest Wachovia Co-Investment Partnership, L.P., a Delaware limited partnership (“EV Co-Invest” and, together with EV XI-A, EV XI-WI and EV Holding, the “Giddings Sellers”), pursuant to which the Company, through Pace LLC, will acquire all of the Giddings Sellers’ collective rights, title and interest in certain oil and natural gas assets located in the Giddings Field of the Austin Chalk (the “Giddings Assets”); and

•

a Membership Interest Purchase Agreement (the “Ironwood MIPA” and, together with the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the “Business Combination Agreements,” and the transactions contemplated thereby, the “Proposed Business Combination”) by and among Pace LLC, EV XIV-A, EV XIV-WIC and EV XIV-C (EV XIV-A, EV XIV-WIC and EV XIV-C, collectively, the “Ironwood Sellers” and, together with the Karnes County Contributors and the Giddings Sellers, the “Sellers”), pursuant to which the Company, through Pace LLC, will acquire all of the Ironwood Sellers’ approximate 35% membership interest (the “Ironwood Interests” and together with the Karnes County Assets and the Giddings Assets, the “Target Assets”) in Ironwood Eagle Ford Midstream, LLC, a Texas limited liability company, which owns an Eagle Ford gathering system.

Pursuant to the provisions of our charter, we currently have until May 10, 2019 to complete a Business Combination.

Results of Operations

For the three months ended March 31, 2018 and the period from February 14, 2017 (“Inception”) to March 31, 2017, we incurred net losses of $1,542,286 and $41,081, respectively. Our income consists solely of interest earned. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination, including with respect to the Proposed Business Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace Energy Sponsor, LLC (the “Sponsor”) purchased an aggregate of 11,500,000 shares of the Company’s Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2018, our Sponsor and our four independent directors (the “Initial Stockholders”) held, collectively, 16,250,000 Founder Shares.

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

On May 10, 2017, we invested the funds held in the Trust Account in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

During the three months ended March 31, 2018, we earned interest income of $2,073,575 on investments held in the Trust Account.

On September 15, 2017 and December 15, 2017, we made payments of $400,000 and $407,000, respectively, with funds from the Trust Account, to the Internal Revenue Service for estimated federal income taxes on interest earned in the Trust Account.

At March 31, 2018, we had cash held outside of the Trust Account of $571,738, which is available to fund our working capital requirements.

At March 31, 2018, we had current liabilities of $5,962,718 and negative working capital of $5,237,063, largely due to costs associated with our identification and evaluation of potential Business Combinations, including the Proposed Business Combination. The identification and evaluation of potential Business Combinations, including the Proposed Business Combination, is continuing after March 31, 2018 and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds. The uncertainty regarding the need for and ability to obtain such funding raises substantial doubt about our ability to continue as a going concern.

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

Redeemable Common Stock

The 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A common stock in an amount that would cause our net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2018, 62,284,034 of our 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At March 31, 2018, we had outstanding warrants to purchase up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2018, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Proposed Business Combination

The following is a brief summary of the terms and background of the Proposed Business Combination and the Business Combination Agreements. Any description in this Quarterly Report on Form 10-Q of the Business Combination Agreements is qualified in all respects by reference to (i) the complete text of the Business Combination Agreements, which were filed as Exhibits 2.1, 2.2 and 2.3 to our Current Report on Form 8-K filed with the SEC on March 20, 2018 and each of which are incorporated by reference into this Quarterly Report on Form 10-Q and, (ii) solely with respect to the Karnes County Contribution Agreement, Amendment No. 1 to the Karnes County Contribution Agreement, dated May 10, 2018 and filed herewith as Exhibit 2.2.

The Company filed a preliminary proxy statement with the SEC in connection with the Proposed Business Combination on May 10, 2018 (the “Proxy Statement”). The Proxy Statement contains important information regarding the Proposed Business Combination.

On March 20, 2018, the Company and Pace LLC, as applicable, entered into each of the Business Combination Agreements to acquire the Target Assets from the Sellers.

The following table summarizes certain material terms with respect to the Proposed Business Combination:

Transaction	Sellers	Consideration(1)	Earnout
Giddings Transaction	Giddings Sellers (certain entities associated with EnerVest Fund XI)	Approximately $308,000,000 in cash	Until December 31, 2021, up to $47,000,000 in cash based on certain net revenue thresholds
Karnes County Transaction	Karnes County Contributors (certain entities associated with EnerVest Fund XIV)

Approximately $2.09 billion, consisting of an amount in cash determined by the Company in its sole discretion (but no less than $610,000,000) and the remainder in stock(2)

the Company will also reimburse the Karnes County Contributors for costs associated with the acquisition of certain assets acquired by the Karnes County Contributors on March 1, 2018, with an effective date of February 1, 2018, which will be included in the Karnes County Assets, which are expected to be approximately $146,600,000

For five (5) years following the closing of the Proposed Business Combination, up to 13,000,000 additional shares of our stock based on certain EBITDA and free cash flow or stock price thresholds(2)
Ironwood Transaction	Ironwood Sellers (certain entities associated with EnerVest Fund XIV)	$25,000,000 in cash	None

(1)	Assumes no adjustments to the consideration payable to the Sellers under the Business Combination Agreements, whether as a result of an effective date of January 1, 2018 or otherwise.
(2)

The Karnes County Contributors may elect to receive shares of Class A Common Stock and/or Class B Common Stock. In the event that the Karnes County Contributors elect to receive shares of Class B Common Stock, they will also receive an equal number of units representing membership interests in Pace LLC (“Pace LLC Units”), which shall be redeemable for shares of Class A Common Stock following the closing of the Proposed Business Combination in accordance with the terms of the terms of the Amended and Restated Limited Liability Company Agreement of Pace LLC, as the same may be amended or supplemented from time to time (the “Pace LLC Agreement”).

After the closing of the Proposed Business Combination, holders of Class B Common Stock, together with holders of Class A Common Stock, voting as a single class, will have the right to vote on all matters properly submitted to a vote of the stockholders, but holders of Class B Common Stock will not be entitled to any dividends or liquidating distributions from the Company. After the closing of the Proposed Business Combination and in accordance with the notice procedures provided in the Pace LLC Agreement, the Karnes County Contributors will generally have the right to cause Pace LLC to redeem all or a portion of their Pace LLC Units, if any, in exchange for shares of our Class A Common Stock or, at Pace’s option, an equivalent amount of cash; provided that we may, at our option, effect a direct exchange of cash or Class A Common Stock for such Pace LLC Units in lieu of such a redemption by Pace LLC. There is no impact on the Karnes County Contributors, the Company or the public stockholders if we elect to effect a direct exchange of cash or Class A Common Stock in lieu of a redemption by Pace LLC. Upon the future redemption or exchange of Pace LLC Units held by a Karnes County Contributor, a corresponding number of shares of Class B Common Stock will be cancelled.

Conditions to the closing of the Proposed Business Combination

Under the Business Combination Agreements, the obligations of the applicable parties to consummate the Proposed Business Combination are subject to a number of customary conditions, including, among others, as applicable, the following: (i) the absence of specified adverse laws, injunctions or orders, (ii) the expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the applicable Business Combination Agreement, (iv) material compliance by the other parties with their respective covenants, (v) the approval for listing on the NYSE of the shares of Class A Common Stock issuable to the Karnes County Contributors pursuant to the Karnes County Contribution Agreement, (vi) the requisite approval of the Company’s stockholders, (vii) the Company having at least $610 million of Available Cash (as defined in the Karnes County Contribution Agreement) and (viii) the aggregate value of adjustments to the purchase price attributable to title defects, environmental defects, un-obtained consents to assignment, exercise of preferential purchase rights, and casualty losses not exceeding an amount equal to 20% of the applicable purchase price. The obligations of the Company and Pace LLC (but not the Karnes County Contributors) to consummate the Karnes County Transaction are conditioned upon the closing of the Giddings Transaction. The obligations of Pace LLC (but not the Giddings Sellers) to consummate the Giddings Transaction are conditioned upon the closing of the Karnes County Transaction. The obligations of the parties to consummate the Ironwood Transaction are conditioned upon the closing of the Karnes County Transaction.

Termination Rights

Each of the Business Combination Agreements contains certain customary termination rights, including, among others, the following: (i) if the closing of the applicable transaction is not consummated by October 31, 2018 (as may be extended in accordance with the Business Combination Agreements, the “End Date”), subject to certain extensions; (ii) upon the applicable parties’ mutual written consent; (iii) if the consummation of the applicable transaction is prohibited by law; (iv) breach of a representation, warranty, covenant or other agreement by a party which has not been cured by the earlier of (A) five (5) business days prior to the End Date or (B) thirty (30) days following written notice from the other party of such breach; (v) in the case of the Karnes County Contribution Agreement, (x) by the Company (but not the Karnes County Contributors) if the Giddings Purchase Agreement has been terminated in accordance with its terms or (y) by the Karnes County Contributors if board of directors of the Company has changed its recommendation for the Company’s stockholders to approve the Proposed Business Combination, (vi) in the case of the Giddings Purchase Agreement, by Pace LLC (but not the Giddings Sellers) if the Karnes County Contribution Agreement has been terminated in accordance with its terms or (vii) in the case of the Ironwood MIPA, by any party if the Karnes County Contribution Agreement has been terminated in accordance with its terms.

None of the parties to the Business Combination Agreements is required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the applicable Business Combination Agreement.

Other Agreements

Stockholder Agreement. Concurrently with the closing of the Proposed Business Combination, the Company, Sponsor, and the Karnes County Contributors will enter into a Stockholder Agreement (the “Stockholder Agreement”) which will govern certain rights and obligations following the closing of the Proposed Business Combination. Under the Stockholder Agreement, the Karnes County Contributors will be entitled to nominate two (2) directors and the Sponsor will be entitled to nominate two (2) directors for appointment to the board of directors of the Company so long as the Karnes County Contributors and the Sponsor meet certain ownership criteria outlined in the Stockholder Agreement.

Registration Rights Agreement. In connection with the closing of the Proposed Business Combination we will enter a registration rights agreement (the “New Registration Rights Agreement”) with the Karnes County Contributors and the Initial Stockholders (the “Holders”), pursuant to which we will be required to, among other things and subject to certain conditions, register for resale under the Securities Act of 1933, as amended (the “Securities Act”), all or any portion of the shares of Class A Common Stock that the Holders hold as of the date of the New Registration Rights Agreement, and may acquire thereafter.

Pace LLC Agreement. Following completion of the Proposed Business Combination, the Company will operate its business through Pace LLC and its subsidiaries. At the closing of the Proposed Business Combination, the Company and certain of the Karnes County Contributors will enter into the Pace LLC Agreement, which will set forth, among other things, the rights and obligations of the holders of Pace LLC Units.

Class F Waiver Agreement. In connection with the Proposed Business Combination, on March 20, 2018, the Company entered into a waiver agreement (the “Class F Waiver Agreement”) with the Sponsor and the other holders of the Company’s Class F Common Stock, pursuant to which the Sponsor and such other holders agreed to waive their rights to receive additional shares of Class A Common Stock upon conversion of the shares of Class F Common Stock in connection with the Proposed Business Combination pursuant to certain adjustments provided for in the Company’s charter.

Subscription Agreements In connection with the Proposed Business Combination, the Company entered into Subscription Agreements (the “Subscription Agreements”), each dated as of March 20, 2018, with certain qualified institutional buyers and accredited investors (including Stephen I. Chazen. TPG Holdings III, L.P., and certain related persons of the Company) (collectively, the “PIPE Investors”), pursuant to which the Company agreed to issue and sell in a private placement 1,500,000 shares of Class A Common Stock to the PIPE Investors (the “PIPE Investment”). The proceeds from the PIPE Investment will be used to fund a portion of the cash consideration required to effect the Proposed Business Combination. The PIPE Investment is conditioned upon the satisfaction or waiver of all conditions precedent to the closing of the Karnes County Transaction and other customary conditions, and is expected to close concurrently with the Proposed Business Combination.

Pursuant to the Subscription Agreements, the PIPE Investors will be entitled to certain registration rights, subject to customary black-out periods and other limitations as set forth therein. In addition, the PIPE Investors, other than Mr. Chazen and the TPG Holdings Assignees, will be entitled to liquidated damages payable by the Company in certain circumstances, including in the event that (a) a registration statement for the shares of Class A Common Stock issued in the PIPE Investment has not been declared effective by the SEC within ninety (90) days following the closing of the Karnes County Transaction or ten (10) days following the date the SEC notifies the Company that the registration statement will not be reviewed or will not be subject to further review, whichever date is earlier, (b) following the effectiveness of the registration statement, the registration statement ceases to be effective or the PIPE Investors are not permitted to utilize the registration statement to resell their acquired shares of Class A Common Stock, subject to a special grace period for post-effective amendments or (c) after six (6) months following the closing of the Karnes County Transaction, the PIPE Investors who are not affiliates of the Company are unable to sell their acquired shares of Class A Common Stock without restriction under Rule 144 of the Securities Act (“Rule 144”) as a result of the Company failing to file with the SEC required reports under Section 13 or Section 15(d) of the Exchange Act (each such event referred to in clauses (a) through (c), a “Registration Default”). The Subscription Agreements provide that liquidated damages will be payable monthly by the Company during the time of a Registration Default in the amount of 0.5% of the purchase price paid by the applicable Investor for its acquired shares of Class A Common Stock, subject to a cap of 5.0%.

Commitment Letters. On March 20, 2018, TPG Pace Energy Operating LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of the Company (“Pace Operating LLC”), entered into a debt commitment letter (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Debt Commitment Letter”) with the lender parties thereto (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to make available to Pace Operating LLC in accordance with the terms of the Debt Commitment Letter an RBL Facility in an aggregate principal amount of $1,000 million and a Senior Bridge Facility in an aggregate principal amount of $500,000,000 (less any proceeds received from the issuance of the Senior Notes on or prior to the Closing Date). The RBL Facility will have availability of $385,000,000 on the closing date of the Proposed Business Combination and an initial borrowing base of $550,000,000. The proceeds of the borrowings on the closing date of the Proposed Business Combination under the RBL Facility (if any) and the Senior Bridge Facility (if any), together with the proceeds from the issuance of the Senior Notes (if any), the PIPE Investment and the cash in the Trust Account, will be used to finance the cash portion of the consideration of the Proposed Business Combination, to fund redemptions of shares by public stockholders in connection with the Proposed Business Combination, to pay the costs, fees and expenses (including original issue discount and/or upfront fees and deferred underwriting expenses in respect of the Company’s initial public offering and fees and expenses payable pursuant to the Business Combination Agreements) associated with the Proposed Business Combination and for working capital and general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe there will be any material exposure to interest rate risk. For the three months ended March 31, 2018, the effective annualized interest rate earned on our Permitted Investments was 1.3%.

At March 31, 2018, $650,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of shares of Class A common stock, if any, the deferred underwriting compensation of $22,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At March 31, 2018, our Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

On the Close Date, we completed the private sale of an aggregate of 10,000,000 Private Placement Warrants, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $15,000,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in the Public Offering, except that if held by our Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

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

Net proceeds of $650,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $22,750,000, are held in the Trust Account at March 31, 2018. We paid $13,000,000 in underwriting discounts and incurred offering costs of $1,424,561 related to the Public Offering. In addition, the Underwriters agreed to defer $22,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1*†

Contribution and Merger Agreement, dated as of March 20, 2018, by and among TPG Pace Energy Holdings Corp., TPG Pace Energy Parent LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., and EnerVest Energy Institutional Fund XIV-3A, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P. (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K, as amended, filed by the Registrant on March 20, 2018 (File No. 001-38083)).

2.2**†

Amendment No. 1 to the Contribution and Merger Agreement, dated May 10, 2018, by and among TPG Pace Energy Holdings Corp., TPG Pace Energy Parent, LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., EnerVest Energy Institutional Fund XIV-3A, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P.

2.3*†

Purchase and Sale Agreement, dated as of March  20, 2018, by and among TPG Pace Energy Parent LLC, EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Holding, L.P., and EnerVest Wachovia Co-Investment Partnership, L.P. (incorporated herein by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K, as amended, filed by the Registrant on March 20, 2018 (File No. 001-38083)).

2.4*†

Membership Interest Purchase Agreement, dated as of March  20, 2018, by and among TPG Pace Energy Parent LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P. (incorporated herein by reference to Exhibit 2.3 filed with the Registrant’s Current Report on Form 8-K, as amended, filed by the Registrant on March 20, 2018 (File No. 001-38083)).

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

10.1*

Form of Subscription Agreement, dated as of March 20, 2018, by and between TPG Pace Energy Holdings Corp. and the subscriber named therein (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on March 20, 2018 (File No. 001-38083)).

Exhibit Number	Description

10.2**	Promissory Note, dated May 11, 2018, issued to TPG Pace Energy Sponsor, LLC.

31.1***	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.
***	Furnished herewith.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE ENERGY HOLDINGS CORP.

Date: May 14, 2018	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)