Form 10-Q
period 2018-06-30
Magnolia Oil & Gas Corp
filed 2018-08-14
CIK 1698990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38083

Magnolia Oil & Gas Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5365682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 400 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 842-9050

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 10, 2018, there were 148,540,024 shares of Class A common stock, $0.0001 par value per share, and 83,939,434 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation

(formerly TPG Pace Energy Holdings Corp.)

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$242,065	$851,466
Prepaid expenses	113,333	142,276
Total current assets	355,398	993,742
Investments held in Trust Account	655,322,929	652,839,151
Deferred financing costs	826,400	—
Deferred tax asset	2,306,270	104,569
Total assets	$658,810,997	$653,937,462
Liabilities and stockholders' equity
Current liabilities:
Accrued professional fees, travel and other expenses	$10,556,415	$1,445,005
Sponsor loan	1,000,000	—
Federal income taxes payable	25,658	359,823
Total current liabilities	11,582,073	1,804,828
Deferred underwriting compensation	22,750,000	22,750,000
Total liabilities	34,332,073	24,554,828
Commitments and contingencies
Class A common stock subject to possible redemption; 61,947,892 and 62,438,263 shares at June 30, 2018 and December 31, 2017, respectively at a redemption value of $10.00 per share	619,478,920	624,382,630
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,052,108 shares issued and outstanding (excluding 61,947,892 shares subject to possible redemption) at June 30, 2018, and 2,561,737 shares issued and outstanding (excluding 62,438,263 shares subject to possible redemption) at December 31, 2017	305	256
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 16,250,000 shares issued and outstanding	1,625	1,625
Additional paid-in capital	8,369,589	3,465,928
Retained earnings (accumulated deficit)	(3,371,515)	1,532,195
Total stockholders' equity	5,000,004	5,000,004
Total liabilities and stockholders' equity	$658,810,997	$653,937,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Magnolia Oil & Gas Corporation

(formerly TPG Pace Energy Holdings Corp.)

Condensed Consolidated Statements of Operations

(unaudited)

				For the Period from
	For the Three	For the Three	For the Six	February 14, 2017
	Months Ended	Months Ended	Months Ended	(inception) to
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$—	$—	$—	$—
Professional fees and other expenses	6,584,300	108,118	10,598,679	171,341
Travel expenses	277,692	98,625	289,149	98,625
Loss from operations	(6,861,992)	(206,743)	(10,887,828)	(269,966)
Interest income	2,608,750	652,720	4,682,325	652,741
Income (loss) from continuing operations	(4,253,242)	445,977	(6,205,503)	382,775
Income tax (expense) benefit	891,818	(156,092)	1,301,793	(133,971)
Net income (loss) attributable to common stock	$(3,361,424)	$289,885	$(4,903,710)	$248,804
Net income (loss) per share of common stock:
Basic and diluted	$(0.04)	$0.01	$(0.06)	$0.01
Weighted average shares of common stock outstanding:
Basic and diluted	81,250,000	52,862,637	81,250,000	38,302,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Magnolia Oil & Gas Corporation

(formerly TPG Pace Energy Holdings Corp.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Class A Common Stock		Class F Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at February 14, 2017 (inception)	—	$—	—	$—	$—	$—	$—
Sale of shares of Class F common stock to Sponsor on February 22, 2017 at $0.002 per share	—	—	11,500,000	1,150	23,850	—	25,000
Class F common stock dividend effected on April 24, 2017	—	—	5,750,000	575	(575)	—	—
Proceeds from initial public offering of Units on May 10, 2017 at $10.00 per Unit	65,000,000	6,500	—	—	649,993,500	—	650,000,000
Sale of 10,000,000 Private Placement Warrants to Sponsor on May 10, 2017 at $1.50 per Private Placement Warrant	—	—	—	—	15,000,000	—	15,000,000
Underwriters discount	—	—	—	—	(13,000,000)	—	(13,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	(1,424,561)	—	(1,424,561)
Deferred underwriting compensation	—	—	—	—	(22,750,000)	—	(22,750,000)
Class F common stock forfeited by Sponsor on June 24, 2017	—	—	(1,000,000)	(100)	100	—	—
Class A common stock subject to possible redemption; 62,309,924 shares at a redemption value of $10.00 per share	(62,309,924)	(6,231)	—	—	(623,093,009)	—	(623,099,240)
Net income attributable to common stock	—	—	—	—	—	248,804	248,804
Balance at June 30, 2017	2,690,076	$269	16,250,000	$1,625	$4,749,305	$248,804	$5,000,003

	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2017	2,561,737	$256	16,250,000	$1,625	$3,465,928	$1,532,195	$5,000,004
Change in shares subject to possible redemption	490,371	49	—	—	4,903,661	—	4,903,710
Net loss attributable to common stock	—	—	—	—	—	(4,903,710)	(4,903,710)
Balance at June 30, 2018	3,052,108	$305	16,250,000	$1,625	$8,369,589	$(3,371,515)	$5,000,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Magnolia Oil & Gas Corporation

(formerly TPG Pace Energy Holdings Corp.)

Condensed Consolidated Statements of Cash Flows

(unaudited)

		For the Period from
	For the Six	February 14, 2017
	Months Ended	(inception) to
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income (loss) attributable to common stock	$(4,903,710)	$248,804
Changes in operating assets and liabilities:
Prepaid expenses	28,943	(220,118)
Deferred tax asset	(2,201,701)	—
Accrued professional fees and other expenses	9,126,120	562,055
Federal income taxes payable	(334,165)	—
Interest on Investments held in Trust Account	(4,682,325)	(652,699)
Withdrawal of interest from Trust Account to pay operating expenses and federal income taxes	2,198,547	—
Net cash provided by (used in) operating activities	(768,291)	(61,958)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(650,000,000)
Net cash used in investing activities	—	(650,000,000)
Cash flows from financing activities:
Proceeds from sale of shares of Class F common stock to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	650,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	15,000,000
Proceeds of notes payable from Sponsor	1,000,000	300,000
Payment of underwriters discounts	—	(13,000,000)
Payment of accrued offering costs	(14,710)	(186,971)
Repayment of notes payable from Sponsor	—	(300,000)
Deferred financing costs	(826,400)	—
Net cash provided by financing activities	158,890	651,838,029
Net change in cash	(609,401)	1,776,071
Cash at beginning of period	851,466	—
Cash at end of period	$242,065	$1,776,071
Supplemental disclosure of cash flow information:
Cash paid for federal income taxes	$1,234,073	$—
Supplemental disclosures of non-cash financing activities:
Deferred underwriting compensation	$—	$22,750,000
Accrued offering costs	—	1,237,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Magnolia Oil & Gas Corporation

(formerly TPG Pace Energy Holdings Corp.)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

Magnolia Oil & Gas Corporation (formerly TPG Pace Energy Holdings Corp.) (the “Company”) was incorporated in the state of Delaware on February 14, 2017 (“Inception”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended ( the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPG Pace Energy Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), which is an affiliate of TPG Global, LLC.

On March 15, 2018, the Company formed three indirect wholly owned subsidiaries; Magnolia Oil & Gas Parent LLC, Magnolia Oil & Gas Intermediate LLC and Magnolia Oil & Gas Operating LLC (formerly TPG Pace Energy Parent LLC, TPG Pace Energy Intermediate LLC and TPG Pace Energy Operating LLC, respectively). All three entities are Delaware limited liability companies and were formed in contemplation of the EnerVest Combination (as defined herein).

All activity for the period from Inception to June 30, 2018 relates to the Company’s formation; initial public offering of units, each consisting of one of the Company’s shares of Class A common stock and one-third of one warrant to purchase one share of Class A common stock (the “Public Offering”); and the identification and evaluation of prospective acquisition targets for a Business Combination, including with respect to the EnerVest Combination. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. The Company did not generate operating revenues prior to the completion of the Business Combination, but generated non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

In connection with the consummation of the Business Combination on July 31, 2018 (as discussed further in Note 8), the Company changed its name from “TPG Pace Energy Holdings Corp.” to “Magnolia Oil & Gas Corporation.”

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

Funds remained in the Trust Account except for the withdrawal of interest to fund working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. The proceeds from the Public Offering were not released from the Trust Account until the closing of the EnerVest Combination, which represented the earliest of (i) the completion of the Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the Close Date, or (iii) the redemption of all of the Company’s public shares if it is unable to complete the Business Combination within 24 months from the Close Date, subject to applicable law.

Of the remaining proceeds of $2,000,000 held outside the Trust Account, $300,000 was used to repay the loan from the Sponsor, with the remainder used to pay offering costs, business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company on February 14, 2018 with the SEC. As discussed above in Note 1, the accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties that exist about the Company’s ability to continue as a going concern.

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

The Company will remain an emerging growth company for up to five years from its initial IPO, although the Company will lose that status sooner if it has more than $1.07 billion of revenues at the end of any fiscal year, has more than $700 million in market value of its common stock held by non-affiliates measured as of June 30, or issues more than $1.0 billion of non-convertible debt over a three-year period. It is reasonably possible that the Company could cease to be an emerging growth company by December 31, 2018. If the Company loses its emerging growth status, it would adopt the new or revised accounting standards as of December 31, 2018.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents at June 30, 2018.

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

The Permitted Investments are Level I at June 30, 2018.

Redeemable Common Stock

All 65,000,000 shares of Class A common stock sold as part of the Units (as defined below) in the Public Offering contained a redemption feature. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provided that in no event would it redeem its Class A common stock in an amount that would cause its net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2018 and December 31, 2017, 61,947,892 and 62,438,263, respectively, of the Company’s 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

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

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2018, the Company had outstanding warrants to purchase up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

The Company has incurred costs related to the EnerVest Combination which are expected to be deductible for federal income tax purposes. These costs generated a deferred tax asset of approximately $2,306,270 at June 30, 2018, which is currently available to offset future taxable income.

For the three months ended June 30, 2018 and 2017, the Company incurred United States federal income tax benefit of approximately $891,818 and an expense of approximately $156,092, respectively. For the six months ended June 30, 2018 and the period from Inception to June 30, 2017, the Company incurred United States federal income tax benefit of approximately $1,301,793 and an expense of approximately $133,971, respectively.

In April and June 2018, the Company made payments of $764,073 and $470,000, respectively, to the Internal Revenue Service (“IRS”) for federal income taxes on interest earned in the Trust Account. The funds were paid from the Trust Account. At June 30, 2018 and December 31, 2017 the Company had accrued federal income taxes of $25,658 and $359,823, respectively.

State Franchise Tax

As the Company is incorporated in the state of Delaware, it is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. At June 30, 2018 and December 31, 2017, the Company had accrued Delaware state franchise taxes of $100,000 and $152,610, respectively, included in accrued professional fees and other expenses on the balance sheet.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016–02, Leases (Topic 842) ("ASU 2016‑02"), which will require lessees to recognize a right‑of‑use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. ASU 2016-02 further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. ASU 2016–02 will also require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for interim and annual periods beginning after December 15, 2018 for public companies and annual periods beginning after December 15, 2019 for all other entities, with earlier adoption permitted. As an emerging growth company, the Company has elected to use the extended transition period and as a result, will be required to adopt the standard in 2020. It is reasonably possible that the Company could cease to be an emerging growth company by December 31, 2018. If the Company does lose its emerging growth status, it would adopt the standard on January 1, 2019, using a modified retrospective approach. At this time, the Company cannot reasonably estimate the financial impact ASU 2016-02 will have on its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. As an emerging growth company, the Company has elected to use the extended transition period and as a result, will be required to adopt the standard January 1, 2019. It is reasonably possible that the Company could cease to be an emerging growth company by December 31, 2018. If the Company does lose its emerging growth status, it would adopt the standard on December 31, 2018, using a modified retrospective approach. Based on its evaluation, the Company does not anticipate the adoption of ASC 606 will have a material impact on its balance sheet or related statements of operations or cash flows.

The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2018 and does not believe that these pronouncements will have a material impact on its financial statements.

3. Public Offering

In its Public Offering, the Company sold 65,000,000 units at a price of $10.00 per unit. Each unit consisted of one share of Class A common stock of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (a “Warrant”). Only whole Warrants may be exercised and traded. The Warrants will become exercisable on August 29, 2018, and will expire on July 31, 2023, or earlier upon redemption or liquidation. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 65,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s public shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders. The Company has filed a registration statement for the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act.

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $13,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $22,750,000, paid upon the Company’s completion of the EnerVest Combination. The underwriters were not entitled to receive any of the interest earned on Trust Account funds that were used to pay the Deferred Discount. The Deferred Discount was recorded as a deferred liability on the balance sheet at June 30, 2018 as management had deemed the consummation of a Business Combination to be probable.

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

On April 24, 2017, the Company agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of the Company’s issued and outstanding common shares after the Public Offering. The stock dividend was accounted for with a transfer from additional paid in capital to Class F common stock as there is a legal requirement to maintain par value per share. On April 24, 2017, the Sponsor transferred 40,000 Founder Shares to each of the Company’s four independent directors at their original purchase price. On June 24, 2017, the Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2018, the Initial Stockholders held, collectively, 16,250,000 Founder Shares.

The Founder Shares were identical to the Class A common stock included in the Units sold in the Public Offering except that:

•	only holders of the Founder Shares had the right to vote on the election of directors prior to the Business Combination;
•	the Founder Shares were subject to certain transfer restrictions, as described in more detail below; and
•

the Initial Stockholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed (i) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company failed to complete the Business Combination within 24 months from the Public Offering. The Initial Stockholders agreed, pursuant to such letter agreement, to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of the Business Combination.

Additionally, the Initial Stockholders agreed not to transfer, assign or sell any of their respective Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination and (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”). At the closing of the EnerVest Combination, the Company entered into the New Registration Rights Agreement (defined below), as discussed in Note 8.

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company an aggregate of 10,000,000 private placement warrants at a price of $1.50 per warrant, or approximately $15,000,000, in the Private Placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was placed in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the Public Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until August 29, 2018.

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

Registration Rights

Holders of the Founder Shares and Private Placement Warrants were entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering (the “Initial Registration Rights Agreement”). The holders of these securities were entitled to make up to three demands that the Company register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Initial Registration Rights Agreement provided that that Company would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company was obligated to bear the expenses incurred in connection with the filing of any such registration statements. In connection with the closing of the EnerVest Combination, the Company entered into the New Registration Rights Agreement (as defined and discussed further in Note 8).

Indemnity

The Sponsor agreed that it would be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduced the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver was deemed to be unenforceable against a third party, the Sponsor would not have been responsible to the extent of any liability for such third party claims. The Company did not independently verify whether the Sponsor had sufficient funds to satisfy its indemnity obligations and believed that the Sponsor’s only assets were securities of the Company and, therefore, the Sponsor may not have been able to satisfy those obligations. The Company did not ask the Sponsor to reserve for such eventuality as the Company believed the likelihood of the Sponsor having to indemnify the Trust Account was limited because the Company endeavored to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Related Party Note Payable

On May 9, 2018, the Company issued an unsecured promissory note to the Sponsor that provides for the Sponsor to advance the Company up to $1,000,000 (the “Note”). The Note was non-interest bearing with all unpaid principal due and payable on the first to occur of (i) May 9, 2019, or (ii) the date on which the Company consummates a business combination. Funds in the Trust Account were not available to be used to repay any amounts outstanding under the Note if the Company had not completed a Business Combination. On May 11, 2018, the Company borrowed $1,000,000 under the Note. The outstanding balance on the Note at June 30, 2018 was $1,000,000. At the closing of the EnerVest Combination (see Note 8), the Note was repaid in full to the Sponsor.

Between Inception and the Close Date, the Company’s Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to the Sponsor at the Close Date.

Administrative Services Agreement

On May 10, 2017, the Company entered into an agreement to pay $20,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2018, the Company incurred expenses of $60,000  and $120,000, respectively, under this agreement.

Private Aircraft Travel

The Company reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of the Company, including the use of private aircraft. The Company  incurred private aircraft expenses of $167,185 for each of the three  and six months ended June 30, 2018. During the period from Inception to June 30, 2017, travel related reimbursements for private aircraft use were $91,481 and included in deferred offering costs. Private aircraft services are provided by independent third parties, coordinated by an affiliate of the Company and billed to the Company at cost.

PIPE Investment

The Company agreed to issue and sell in a private placement 1,500,000 shares of Class A Common Stock (the “PIPE Investment”)  to Stephen Chazen, the Company’s President, Chief Executive Officer and Chairman, and 1,000,000 shares of Class A Common Stock to TPG Holdings III, L.P. (“TPG Holdings”). Prior to the closing of the Proposed Business Combination, TPG Holdings assigned its right to purchase Class A Common Stock in connection with the PIPE Investment to certain TPG executives, including two of the Company’s directors, David Bonderman and Michael MacDougall, our former Chief Financial Officer, Marty Davidson, and the Company’s former Executive Vice President of Corporate Development and Secretary, Eduardo Tamraz. The PIPE Investment was conditioned upon the satisfaction or waiver of all conditions precedent to the closing of the Karnes County Transaction and other customary conditions, and closed concurrently with, the Proposed Business Combination.

Class F Waiver Agreement

In connection with the EnerVest Combination, on March 20, 2018, the Company entered into a waiver agreement with the Sponsor and the other holders of the Company’s Class F Common Stock, pursuant to which the Sponsor and such other holders agreed to waive their rights to receive additional shares of Class A Common Stock upon conversion of the shares of Class F Common Stock in connection with the EnerVest Combination pursuant to certain adjustments provided for in the Company’s charter.

For a discussion of certain additional transactions undertaken in connection with the closing of the EnerVest Combination, see Note 8.

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

On the Close Date, all funds held in the Trust Account were invested in Permitted Investments, which are considered Level 1 investments under ASC 820. For the three and six months ended June 30, 2018, the Permitted Investments generated interest income of $2,608,750 and $4,682,325, respectively, all of which was reinvested in Permitted Investments.

On April 10, 2018 and June 26, 2018, the Company made withdrawals of earned interest from the Trust Account of $916,726 and $531,071, respectively, to pay taxes totaling $1,234,073 to the IRS for federal income taxes and $213,724 to the state of Delaware for franchise taxes. On May 31, 2018, the Company made a withdrawal of earned interest from the Trust Account of $750,000 to fund operational needs. At June 30, 2018, the balance of funds held in the Trust Account was $655,322,929.

6. Deferred Underwriting Compensation

The Company was committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $22,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters were not entitled to receive any of the interest earned on Trust Account funds that would have been used to pay the Deferred Discount, and no Deferred Discount would have been payable to the underwriters had a Business Combination not been completed within 24 months after the Close Date.

7. Stockholders’ Equity

Class A Common Stock

At June 30, 2018, the Company was authorized to issue 200,000,000 shares of Class A common stock. In connection with the closing of the EnerVest Combination, the Company increased the number of authorized shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At June 30, 2018, there were 65,000,000 shares of Class A common stock issued and outstanding, of which 61,947,892 shares were subject to possible redemption and were classified outside of stockholders’ equity at the balance sheet.

Class F Common Stock

The Company was authorized to issue 20,000,000 shares of Class F common stock. At June 30, 2018, there were 16,250,000 shares of Class F common stock, representing the Founder Shares, issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At June 30, 2018, there were no shares of preferred stock issued or outstanding.

Dividend Policy

The Company has not paid and did not intend to pay any cash dividends on its common stock prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Subsequent Events

Completed Business Combination

On July 31, 2018, the Company and Magnolia Oil & Gas Parent LLC, a Delaware limited liability company and a consolidated subsidiary of the Company (“Pace LLC”), as applicable, consummated the previously announced acquisition of:

•

certain right, title and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas pursuant to that certain Contribution and Merger Agreement (as subsequently amended, the “Karnes County Contribution Agreement”), by and among the Company, Pace LLC and certain affiliates (the “Karnes County Contributors”) of EnerVest Ltd. (“EnerVest”);

•

certain right, title and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk pursuant to that certain Purchase and Sale Agreement (the “Giddings Purchase Agreement”) by and among Pace LLC and certain affiliates of EnerVest (the “Giddings Sellers”); and

•

an approximately 35% membership interest in Ironwood Eagle Ford Midstream, LLC, a Texas limited liability company, which owns an Eagle Ford gathering system, pursuant to that certain Membership Interest Purchase Agreement (the “Ironwood MIPA” and, together with the transactions contemplated by the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the “Business Combination Agreements”), by and among Pace LLC and certain affiliates of EnerVest (the “Ironwood Sellers”).

The Business Combination Agreements and the transactions contemplated thereby (the “EnerVest Combination”) were approved by the Company’s stockholders on July 17, 2018.

At the closing of the EnerVest Combination, pursuant to the terms of the Business Combination Agreements:

•	the Karnes County Contributors received:
o	83,939,434 shares of Class B Common Stock and an equivalent number of Magnolia LLC Units, which, together, are exchangeable on a one-for-one basis for shares of Class A Common Stock;
o	31,790,924 shares of Class A Common Stock; and
o	approximately $912,000,000 in cash;

•	Magnolia LLC paid to the Giddings Sellers approximately $283,000,000 in cash; and

•	Magnolia LLC paid to the Ironwood Sellers approximately $25,000,000 in cash.

Each Business Combination Agreement contained customary purchase price adjustments, including to give effect to an effective date of January 1, 2018. Under the Karnes County Contribution Agreement, Magnolia LLC was entitled to $196 million of revenues after expenses (and other purchase price adjustments) attributable to the Target Assets since the effective time through June 30. In lieu of a cash payment to Magnolia LLC for such amount, the Karnes County Contribution Agreement provided for a downward adjustment to the equity consideration that would have otherwise been issued to the Karnes County Contributors of approximately $196 million (based on $10 per share/LLC unit). The Company expects to be entitled to an additional cash purchase price adjustment for the revenues after expenses (and other purchase price adjustments) attributable to the Target Assets from July 1 through July 31.

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the closing of the EnerVest Combination, the Karnes County Contributors will be entitled to receive an aggregate of up to 13,000,000 additional shares of Class A Common Stock or Class B Common Stock based on certain EBITDA and free cash flow or stock price thresholds.

Pursuant to the Giddings Purchase Agreement, until December 31, 2021, the Giddings Sellers will be entitled to receive an aggregate of up to $47 million in cash earn-out payments based on certain net revenue thresholds.

The amounts paid to the Karnes County Contributors, Giddings Sellers and Ironwood Sellers are subject to certain customary post-Closing purchase price adjustments set forth in the Business Combination Agreements.

Issuances and Redemptions Related to the EnerVest Combination

The Company consummated the issuance and sale of 35,500,000 shares of Class A common stock for aggregate consideration of approximately $355,000,000 in a private placement (the “PIPE Investment”). The proceeds from the PIPE Investment were used to fund a portion of the cash consideration required to effect the EnerVest Combination. The offering of the shares of the Class A Common Stock issued in the PIPE Investments was not be registered under the Securities Act, in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Class B common stock is a newly issued class of common stock, with a par value of $0.0001 per share, issued in connection with the EnerVest Combination Holders of Class B common stock will vote together as a single class with holders of Class A common stock on all matters properly submitted to a vote of the stockholders. The holders of Class B common stock will generally have the right to cause Pace LLC to redeem all or a portion of the units they hold in Pace LLC in exchange for shares of Class A common stock or, at Pace LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of units of Pace LLC held by any holder of Class B common stock, a corresponding number of shares of Class B common stock held by such holder of Class B common stock will be cancelled.

Our public stockholders had the opportunity, prior to the stockholder meeting to approve the EnerVest Combination, to have us redeem their shares of Class A Common Stock pursuant to the terms of the charter. Public stockholders holding 900 shares of Class A Common Stock elected to have such shares redeemed for an aggregate consideration of $9,081. In addition, in connection with the closing of the EnerVest Combination, all of the 16,250,000 outstanding shares of Class F Common Stock were converted into shares of Class A Common Stock on a one-for-one basis.

Amended and Restated Limited Liability Company Agreement of Pace LLC

At the closing of the EnerVest Combination, the Company, Pace LLC and certain of the Karnes County Contributors entered into Pace LLC’s amended and restated limited liability company agreement (the “Pace LLC Agreement”), which sets forth, among other things, the rights and obligations of the holders of units in Pace LLC. Under the Pace LLC Agreement, the Company became the sole managing member of Pace LLC.

New Registration Rights Agreement

At the closing of the EnerVest Combination, the Company entered into a registration rights agreement (the “New Registration Rights Agreement”) with the Karnes County Contributors, the Sponsor and the Company’s four independent directors prior to the EnerVest Combination (collectively, the “Holders”), pursuant to which the Company will be obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act all or any portion of the shares of Class A common stock that the Holders hold as of July 31, 2018 and that they may acquire thereafter, including upon conversion, exchange or redemption of any other security therefor. The Company has agreed to use its commercially reasonable efforts to obtain the effectiveness of a registration statement (i) with respect to the first demand by a Holder therefor, within six months after the closing of the EnerVest Combination, and (ii) with respect to subsequent demands by Holders therefor, upon, or as soon as practicable following, the filing thereof, and to keep it continuously effective until such date on which the shares covered by such registration statement are no longer registrable securities. Under the New Registration Rights Agreement, Holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of Class A common stock that they own in certain registrations initiated by the Company.

Pursuant to the New Registration Rights Agreement, certain of the Holders (including the Karnes County Contributors) agree not to sell, transfer or otherwise dispose of any securities of the Company (a) for a period of six months from the closing of the EnerVest Combination and (b) for so long as the New Registration Rights Agreement remains in effect with respect to such Holder, if such sale, transfer or distribution would constitute or result in a “change of control” under any of the Company’s debt facilities in place as of the closing of the EnerVest Combination.

Magnolia Operating RBL Facility

In connection with the EnerVest Combination, Magnolia Oil & Gas Operating LLC, a Delaware limited liability company and a consolidated subsidiary of the Company (“Magnolia Operating”), entered into a reserve-based lending facility (the “RBL Facility”) with certain lenders in an aggregate principal amount of $1.0 billion. The RBL Facility had an initial borrowing base of $550.0 million. The RBL Facility is secured by substantially all of Magnolia Operating’s natural gas and oil properties and personal property assets.

The RBL Facility provides for both LIBOR and alternative base rate (“ABR”) options for the interest elections. Interest is expected to be generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans, but not less frequently than quarterly.

The RBL Facility contains certain customary affirmative and negative covenants and requires Magnolia Operating and certain of its affiliates obligated under the RBL Facility to make customary representations and warranties upon the occurrence of credit events thereunder. The negative covenants, among other things, limit Magnolia Operating’s ability to: incur or guarantee additional indebtedness; make loans to others; make investments; merge or consolidate with another entity; make dividends and certain other payments; hedge future production or interest rates; create liens that secure indebtedness; transfer or sell assets; enter into transactions with affiliates; and engage in certain other transactions without the prior consent of the lenders.

In addition, the RBL Facility requires Magnolia Operating to maintain a ratio of consolidated total debt to consolidated EBITDAX (as such terms are defined in the RBL Facility) no greater than 4.00 to 1.00 for each fiscal quarter ending on or after December 31, 2018. If such ratio is greater than 3.00 to 1.00 in any such fiscal quarter, Magnolia Operating will also be required to maintain a ratio of consolidated current assets to consolidated current liabilities of at least 1.00 to 1.00 for such fiscal quarter. The ratios are to be determined on a trailing twelve-month basis.

Indenture and Notes

On July 31, 2018, Magnolia Operating and Magnolia Oil & Gas Finance Corp., a Delaware corporation and wholly owned subsidiary of Magnolia Operating (“Finance Corp” and, together with Magnolia Operating, the “Issuers”), closed a private offering of $400.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “Notes”). The Notes were issued under the Indenture, dated as of the closing date of the EnerVest Combination (the “Indenture”), by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The Notes are the general unsecured, senior obligations of the Issuers. The Notes are guaranteed on a senior unsecured basis by the Company and may be guaranteed by certain future subsidiaries of the Company.

The Notes will mature on August 1, 2026. The Notes bear interest at the rate of 6.000% per annum, payable semi-annually in arrears on each February 1 and August 1, commencing February 1, 2019.

The Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the ability of the Issuers and of their restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from its restricted subsidiaries to the Issuers or any of their restricted subsidiaries; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.

Upon an Event of Default (as defined in the Indenture), the trustee or holders of at least 30% in aggregate principal amount of the Notes then outstanding may declare the principal of and accrued and unpaid interest on the Notes to be due and payable immediately, except that a default resulting from certain events of bankruptcy or insolvency with respect to Magnolia Operating, any other restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of Magnolia Operating that, taken together, would constitute a significant subsidiary, will cause the principal of and accrued and unpaid interest on all outstanding Notes to become due and payable immediately without further action or notice.

Stockholder Agreement

On July 31, 2018, the Company, Sponsor, and the Karnes County Contributors entered into a Stockholder Agreement (the “Stockholder Agreement”), which governs certain rights and obligations of the parties therein. Under the Stockholder Agreement, the Karnes County Contributors are entitled to nominate two directors, one of whom shall be independent, for appointment to the board of directors of the Company (the “Board”) so long as they collectively own at least 15% of the outstanding shares of Class A common stock and Class B common stock (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis) and one director so long as they own at least 2% of the outstanding shares of Class A common stock and Class B common stock (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis). Sponsor is entitled to nominate two directors for appointment to the Board so long as it owns at least 60% of the voting common stock that it owned at the closing of the EnerVest Combination (including any shares of common stock issuable upon the exercise of any Private Placement Warrants held by Sponsor), and one director so long as it owns at least 25% of the voting common stock that it owned at the closing of the EnerVest Combination (including any shares of common stock issuable upon the exercise of any Private Placement Warrants held by Sponsor). The Karnes County Contributors and Sponsor are each entitled to appoint one director to each committee of the Board (subject to applicable law and stock exchange rules). Each of Sponsor and the Karnes County Contributors have agreed to vote all of their shares of voting common stock in favor of the directors nominated by the other party in accordance with the

Stockholder Agreement and any other nominees nominated by the Nominating and Governance Committee of the Board. For so long as the Karnes County Contributors or Sponsor, as applicable, has the right to nominate two directors to the Board, the Karnes County Contributors or Sponsor, as applicable, will be subject to a customary “standstill.” The Stockholder Agreement also includes customary restrictions on the transfer of shares to certain persons acquiring beneficial ownership in excess of certain stated thresholds. The Stockholder Agreement will terminate as to each stockholder upon the time at which such stockholder or any of its affiliates no longer has the right to designate an individual for nomination to the Board under the agreement and will automatically terminate in its entirety on December 31, 2022.

The Company is in the process of evaluating accounting considerations related to the EnerVest Combination, including the consideration transferred and the initial purchase price allocation.

Except as noted above, management has performed an evaluation of subsequent events through August 14, 2018, the date the unaudited interim condensed consolidated financial statements were issued, noting no subsequent events which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to TPG Pace Energy Holdings Corp or, following the completion of the Business Combination, to Magnolia Oil & Gas Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a former blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (“Business Combination”). At June 30, 2018, we held cash of $242,065, current liabilities of $11,582,073 and deferred underwriting compensation of $22,750,000.

On July 31, 2018, we consummated the acquisitions contemplated by the following agreements:

•

a Contribution and Merger Agreement (as subsequently amended, the “Karnes County Contribution Agreement”), by and among the Company, TPG Pace Energy Parent LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“Pace LLC”), EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership (“EV XIV-A”), EnerVest Energy Institutional Fund XIV-WIC, L.P., a Delaware limited partnership (“EV XIV-WIC”), EnerVest Energy Institutional Fund XIV-2A, L.P., a Delaware limited partnership (“EV XIV-2A”), EnerVest Energy Institutional Fund XIV-3A, L.P., a Delaware limited partnership (“EV XIV-3A”), and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership (“EV XIV-C” and, together with EV XIV-A, EV XIV-WIC, EV XIV-2A and EV XIV-3A, the “Karnes County Contributors”), pursuant to which the Company, through Pace LLC, will acquire all of the Karnes County Contributors’ collective rights, title and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas (the “Karnes County Assets”);

•

a Purchase and Sale Agreement (the “Giddings Purchase Agreement”) by and among Pace LLC, EnerVest Energy Institutional Fund XI-A, L.P., a Delaware limited partnership (“EV XI-A”), EnerVest Energy Institutional Fund XI-WI, L.P., a Delaware limited partnership (“EV XI-WI”), EnerVest Holding, L.P., a Texas limited partnership (“EV Holding”), and EnerVest Wachovia Co-Investment Partnership, L.P., a Delaware limited partnership (“EV Co-Invest” and, together with EV XI-A, EV XI-WI and EV Holding, the “Giddings Sellers”), pursuant to which the Company, through Pace LLC, will acquire all of the Giddings Sellers’ collective rights, title and interest in certain oil and natural gas assets located in the Giddings Field of the Austin Chalk (the “Giddings Assets”); and

•

a Membership Interest Purchase Agreement (the “Ironwood MIPA” and, together with the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the “Business Combination Agreements,” and the transactions contemplated thereby, the “EnerVest Combination”) by and among Pace LLC, EV XIV-A, EV XIV-WIC and EV XIV-C (EV XIV-A, EV XIV-WIC and EV XIV-C, collectively, the “Ironwood Sellers” and, together with the Karnes County Contributors and the Giddings Sellers, the “Sellers”), pursuant to which the Company, through Pace LLC, will acquire all of the Ironwood Sellers’ approximate 35% membership interest (the “Ironwood Interests” and together with the Karnes County Assets and the Giddings Assets, the “Acquired Assets”) in Ironwood Eagle Ford Midstream, LLC, a Texas limited liability company, which owns an Eagle Ford gathering system.

Subject to the terms of the Business Combination Agreements and the adjustments therein, the Company purchased the Acquired Assets for (i) approximately $912,000,000 in cash paid to the Karnes County Contributors, in addition to the issuance of 83,939,434 units in Pace LLC, and 31,790,924 and 83,939,434 shares of our Class A and Class B common stock, respectively, (ii) approximately $283,000,000 in cash to acquire the Giddings Assets and (iii) approximately $25,000,000 in cash to acquire the Ironwood Interests.  For more information, see Note 8 of this Quarterly Report on Form 10-Q.

Results of Operations

For the three months ended June 30, 2018 and 2017, we incurred a net loss of $3,361,424 and earned net income of $289,885, respectively. For the six months ended June 30, 2018 and the period from February 14, 2017 (“Inception”) to June 30, 2017, we incurred a net loss of $4,903,710 and earned net income of $248,804, respectively. Our income consists solely of interest earned. Our business activities since our Public Offering have consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination, including with respect to the EnerVest Combination.

Liquidity and Capital Resources

On February 22, 2017, TPG Pace Energy Sponsor, LLC (the “Sponsor”) purchased an aggregate of 11,500,000 shares of the Company’s Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2018, our Sponsor and our four independent directors (the “Initial Stockholders”) held, collectively, 16,250,000 Founder Shares.

On May 10, 2017, we consummated the Public Offering of 65,000,000 units (which included the purchase of 5,000,000 Units subject to the underwriters’ 9,000,000 Unit over-allotment option) at a price of $10.00 per unit generating gross proceeds of $650,000,000 before underwriting discounts and expenses. Each unit consisted of one share of Class A common stock of the Company at $0.0001 par value and one-third of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (a “Warrant”). On the Close Date, we completed the private sale of an aggregate of 10,000,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment (the “Private Placement Warrants”), to our Sponsor, at a price of $1.50 per Private Placement Warrant. Our Units automatically separated at the consummation of the EnerVest Combination and, as a result, no longer trade as a separate security.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $650,000,000 and $15,000,000, respectively, for an aggregate of $665,000,000. $650,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). At the Close Date, the remaining $15,000,000 was held outside of the Trust Account, of which $13,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the funds held in the Trust Account of up to $750,000 per year plus sufficient funds to pay tax obligations was permitted to be released to us.

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

During the three and six months ended June 30, 2018, we earned interest income of $2,608,750 and $4,682,325, respectively, on investments held in the Trust Account.

On April 10, 2018 and June 26, 2018, the Company made withdrawals of earned interest from the Trust Account of $916,726 and $531,071, respectively, to pay taxes totaling $1,234,073 to the IRS for federal income taxes and $213,724 to the state of Delaware for franchise taxes. On May 31, 2018, the Company made a withdrawal of earned interest from the Trust Account of $750,000 to fund operational needs.

At June 30, 2018, we had cash held outside of the Trust Account of $242,065, which was available to fund our working capital requirements.

At June 30, 2018, we had current liabilities of $11,582,073 and negative working capital of $11,226,675, largely due to costs associated with our identification and evaluation of potential Business Combinations, including the EnerVest Combination. The identification and evaluation of potential Business Combinations, including the EnerVest Combination, continued after June 30, 2018 and we therefore incurred additional expenses. The EnerVest Combination was funded by a combination of cash derived from our Trust Account, proceeds from a private placement of our Class A common stock to certain qualified institutional buyers and accredited investors, proceeds from an offering by us of senior unsecured notes and certain contributions of our equity to the Karnes County Contributors.

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

Contractual Obligations

As of June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $20,000 for office space, administrative and support services to an affiliate of our Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Redeemable Common Stock

The 65,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contained a redemption feature. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A common stock in an amount that would cause our net tangible assets, or total stockholders’ equity, to fall below $5,000,001. Accordingly, at June 30, 2018, 61,947,892 of our 65,000,000 shares of Class A common stock were classified outside of permanent equity at their redemption value.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2018, we had outstanding warrants to purchase up to 31,666,666 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2018, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016–02, Leases (Topic 842) ("ASU 2016‑02"), which will require lessees to recognize a right‑of‑use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. ASU 2016-02 further defines a lease as a contract that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefit from the use of the asset and (2) the right to direct the use of the asset. ASU 2016–02 will also require disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for interim and annual periods beginning after December 15, 2018 for public companies and annual periods beginning after December 15, 2019 for all other entities, with earlier adoption permitted. As an emerging growth company, we have elected to use the extended transition period and as a result, we will be required to adopt the standard in 2020. It is reasonably possible that we could cease to be an emerging growth company by December 31, 2018. If we do lose our emerging growth status, we would adopt the standard on January 1, 2019, using a modified retrospective approach. At this time, we cannot reasonably estimate the financial impact ASU 2016-02 will have on our financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. As an emerging growth company, we have elected to use the extended transition period and as a result, we will be required to adopt the standard January 1, 2019. It is reasonably possible that we could cease to be an emerging growth company by December 31, 2018. If we do lose our emerging growth status, we would adopt the standard on December 31, 2018, using a modified retrospective approach. Based on our evaluation, we do not anticipate the adoption of ASC 606 will have a material impact on our balance sheet or related statements of operations or cash flows.

We have reviewed other new accounting pronouncements that were issued as of June 30, 2018 and do not believe that these pronouncements will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Through June 30, 2018, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We had neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account had been invested in Permitted Investments, we did not believe there would be any material exposure to interest rate risk. For the three and six months ended June 30, 2018, the effective annualized interest rate earned on our Permitted Investments was 1.6% and 1.4%, respectively.

At June 30, 2018, $650,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. Funds in the Trust Account were used to pay for the EnerVest Combination, redemptions of shares of Class A common stock, the deferred underwriting compensation of $22,750,000 and accrued expenses related to the Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018, as well as those disclosed in our definitive proxy statement which was filed with the SEC on July 2, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018, other than those disclosed in our definitive proxy statement which was filed with the SEC on July 2, 2018. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 22, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to our Sponsor’s initial investment in us of $25,000, we had no assets. On April 24, 2017, we agreed to effect a stock dividend prior to the closing of the Public Offering of approximately 0.5 shares of Class F common stock for each share of Class F common stock, which resulted in a total of 17,250,000 issued and outstanding Founder Shares. The stock dividend also adjusted the Founder Shares subject to forfeiture from 1,500,000 to 2,250,000 such that the Founder Shares would represent 20.0% of our issued and outstanding common shares after the Public Offering. On April 24, 2017, our Sponsor transferred 40,000 Founder Shares to each of our four independent directors at their original purchase price. On June 24, 2017, our Sponsor forfeited 1,000,000 Founder Shares on the expiration of the underwriters’ over-allotment option. At June 30, 2018, our Sponsor and our four independent directors held, collectively, 16,250,000 Founder Shares.

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

Net proceeds of $650,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $22,750,000, are held in the Trust Account at June 30, 2018. We paid $13,000,000 in underwriting discounts and incurred offering costs of $1,424,561 related to the Public Offering. In addition, the Underwriters agreed to defer $22,750,000 in underwriting discounts, which amount was paid at the closing of the EnerVest Combination. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K, dated February 14, 2018, which was filed with the SEC on February 14, 2018.

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

2.2*†

Amendment No. 1 to the Contribution and Merger Agreement, dated May 10, 2018, by and among TPG Pace Energy Holdings Corp., TPG Pace Energy Parent, LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., EnerVest Energy Institutional Fund XIV-3A, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P (incorporated herein by reference to Exhibit 2.2 filed with the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on May 14, 2018 (File No. 001-38083)).

2.3**†

Amendment No. 2 to the Contribution and Merger Agreement, dated June 27, 2018, by and among TPG Pace Energy Holdings Corp., TPG Pace Energy Parent, LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., EnerVest Energy Institutional Fund XIV-3A, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P.

2.4*†

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

2.5*†

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

3.1*

Second Amended and Restated Certificate of Incorporation of the Company, dated as of July 31, 2018 (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on August 6, 2018 (File No. 001-38083)).

3.3*	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).

4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).

4.2*	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).

4.3*	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 17, 2017 (File No. 333-217338)).

4.4*

Warrant Agreement, dated as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on May 10, 2017 (File No. 001-38083)).

Exhibit Number	Description

4.5*

Indenture, dated as of July 31, 2018, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K, filed by the Registrant on August 6, 2018 (File No. 001-38083)).

4.6*

Registration Rights Agreement, dated as of July 31, 2018, by and among Magnolia Oil & Gas Corporation, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A,L.P., EnerVest Energy Institutional Fund XIV-3A, L.P.,  EnerVest Energy Institutional Fund XIV-C, L.P., TPG Pace Energy Sponsor, LLC, Arcilia Acosta, Edward Djerejian, Chad Leat and Dan F. Smith (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K, filed by the Registrant on August 6, 2018 (File No. 001-38083)).

4.7*

Stockholder Agreement, dated as of July 31, 2018, by and among Magnolia Oil & Gas Corporation, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A,L.P., EnerVest Energy Institutional Fund XIV-3A, L.P.,  EnerVest Energy Institutional Fund XIV-C, L.P. and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K, filed by the Registrant on August 6, 2018 (File No. 001-38083)).

10.1*

Form of Subscription Agreement, dated as of March 20, 2018, by and between TPG Pace Energy Holdings Corp. and the subscriber named therein (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on March 20, 2018 (File No. 001-38083)).

10.2*

Promissory Note, dated May 11, 2018, issued to TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed by the Registrant on May 14, 2018 (File No. 001-38083)).

10.3*

Credit Agreement, dated as of July 31, 2018, by and among Magnolia Oil & Gas Intermediate LLC (f/k/a TPG Pace Energy Intermediate LLC), Magnolia Oil & Gas Operating LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent, as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K, filed by the Registrant on August 6, 2018 (File No. 001-38083)).

10.4*

Amended and Restated Limited Liability Company Agreement of Magnolia Oil & Gas Parent LLC, dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K, filed by the Registrant on August 6, 2018 (File No. 001-38083)).

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

MAGNOLIA OIL & GAS CORPORATION

Date: August 14, 2018	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Christopher G. Stavros
Christopher G. Stavros
Chief Financial Officer (Principal Financial Officer)