Form 10-Q
period 2018-09-30
Magnolia Oil & Gas Corp
filed 2018-11-13
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2018, there were 156,332,733 shares of Class A Common Stock, $0.0001 par value per share, and 93,346,725 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Magnolia Oil & Gas Corporation
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Successor September 30, 2018	Predecessor December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,715	$—
Accounts receivable	167,174	100,512
Accounts receivable - related party	—	13,692
Drilling advances	5,791	—
Other current assets	2,033	332
Total current assets	211,713	114,536
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,081,740	1,731,696
Accumulated depreciation, depletion and amortization	(65,069)	(166,159)
Total property, plant and equipment, net	3,016,671	1,565,537
OTHER ASSETS
Deferred financing costs, net	11,321	—
Equity method investment, net	18,409	8,901
Intangibles, net	41,983	—
TOTAL ASSETS	$3,300,097	$1,688,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$178,072	$74,536
Derivative liability	—	6,764
Total current liabilities	178,072	81,300
LONG-TERM LIABILITIES:
Long-term debt, net	388,343	—
Asset retirement obligations, net of current	43,437	3,929
Long-term derivative liability	—	3,052
Deferred taxes, net	47,236	2,724
Other long term liabilities	—	131
Total long-term liabilities	479,016	9,836

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Class A Common stock, $0.0001 par value, 1,300,000,000 shares authorized, 155,227,284 shares issued and outstanding	16	—
Class B Common stock, $0.0001 par value, 225,000,000 shares authorized, 90,452,174 shares issued and outstanding	9	—
Additional paid in capital	1,647,905	—
Retained earnings	3,120	—
Noncontrolling interest	991,959	—
PARENTS’ NET INVESTMENT	—	1,597,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,300,097	$1,688,974
The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	July 31, 2018 through September 30, 2018	July 1, 2018 through July 30, 2018	January 1, 2018 through July 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
REVENUES:
Oil revenues	$143,202	$68,487	$399,124	$72,706	$240,778
Natural gas revenues	14,201	3,646	22,135	6,925	19,436
Natural gas liquids revenues	21,153	4,754	27,927	6,984	18,002
Total revenues	178,556	76,887	449,186	86,615	278,216

OPERATING EXPENSES
Lease operating expenses	11,016	3,681	23,513	6,180	18,931
Gathering, transportation and processing	5,746	2,240	12,929	3,997	12,238
Taxes other than income	9,351	2,087	23,763	5,823	18,028
Exploration expense	11,221	40	492	77	383
Asset retirement obligation accretion	391	21	104	87	175
Depreciation, depletion and amortization	67,478	23,157	137,871	27,124	88,844
General & administrative expenses	10,297	1,701	12,710	4,960	13,224
Transaction related costs	22,366	—	—	—	—
Total operating costs and expenses	137,866	32,927	211,382	48,248	151,823

OPERATING INCOME	40,690	43,960	237,804	38,367	126,393

OTHER INCOME (EXPENSE):
Income (loss) from equity method investee	309	(345)	711	(84)	(85)
Interest expense	(4,959)	—	—	—	—
Gain (loss) on derivatives, net	—	3,865	(18,127)	(1,648)	1,041
Other income (expense), net	(7,019)	24	(50)	—	(20)
Total other income (expense)	(11,669)	3,544	(17,466)	(1,732)	936

INCOME BEFORE INCOME TAXES	29,021	47,504	220,338	36,635	127,329
Income tax expense	3,538	766	1,785	630	1,967
NET INCOME	25,483	46,738	218,553	36,005	125,362
LESS: Net income attributable to noncontrolling interest	18,775	—	—	—	—
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$6,708	$46,738	$218,553	$36,005	$125,362

NET INCOME PER COMMON SHARE
Basic	$0.04
Diluted	$0.04
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	151,992
Diluted	157,072
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Combined Statement of Changes in Parents' Net Investment (Unaudited)
(in thousands)

Predecessor
BALANCE, DECEMBER 31, 2017	$1,597,838
Parents’ contribution, net	62,641
Net income	218,553
Balance – July 30, 2018	$1,879,032

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Successor) (Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Class F Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value	Shares	Value
Balance, July 30, 2018	3,052	$—	—	$—	16,250	$2	$8,370	$(3,588)	$4,784	$—	$4,784
Class A Common Stock released from possible redemption	61,948	6	—	—	—	—	619,473	—	619,479	—	619,479
Class A Common Stock redeemed	(1)	—	—	—	—	—	(9)	—	(9)	—	(9)
Conversion of Common Stock from Class F to Class A at closing of Business Combination	16,250	2	—	—	(16,250)	(2)	—	—	—	—	—
Common Stock issued as part of the Business Combination	31,791	3	83,939	9	—	—	391,017	—	391,029	1,032,455	1,423,484
Class A Common Stock issuance in private placement	35,500	4	—	—	—	—	354,996	—	355,000	—	355,000
Earnout consideration issued as part for the Business Combination	—	—	—	—	—	—	41,371	—	41,371	108,329	149,700
Non-compete consideration	—	—	—	—	—	—	44,400	—	44,400	—	44,400
Changes in ownership interest adjustment	—	—	—	—	—	—	206,966	—	206,966	(206,966)	—
Changes in deferred tax liability	—	—	—	—	—	—	(52,787)	—	(52,787)	—	(52,787)
Balance, July 31, 2018	148,540	15	83,939	9	—	—	1,613,797	(3,588)	1,610,233	933,818	2,544,051
Issuance of earnout share consideration Tranche I	1,244	—	3,256	—	—	—	—	—	—	—	—
Issuance of earnout share consideration Tranche II	1,244	—	3,256	—	—	—	—	—	—	—	—
Issuance of shares in connection with Harvest Acquisition	4,200	1.0	—	—	—	—	58,211	—	58,212	—	58,212
Net income	—	—	—	—	—	—	—	6,708	6,708	18,775	25,483
Changes in ownership interest adjustment	—	—	—	—	—	—	(39,366)	—	(39,366)	39,366	—
Changes in deferred tax liability	—	—	—	—	—	—	15,263	—	15,263	—	15,263
Balance, September 30, 2018	155,228	$16	90,451	$9	—	$—	$1,647,905	$3,120	$1,651,050	$991,959	$2,643,009
The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Successor	Predecessor
	July 31, 2018 through September 30, 2018	January 1, 2018 through July 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,483	$218,553	$125,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,478	137,871	88,844
Asset retirement obligations accretion expense	391	104	175
Amortization of deferred financing costs	570	—	—
Non-cash interest expense	4,206	—	—
(Gain) loss on derivatives, net	—	18,127	(1,041)
Cash settlements of matured derivative contracts	—	(27,617)	52
Deferred taxes	3,493	324	1,119
Contingent consideration change in fair value	6,700	—	—
Other	(218)	(796)	(189)
Changes in assets and liabilities, net of amounts acquired:
Account receivable	(77,500)	(61,405)	(28,113)
Prepaid expenses and other assets	(282)	—	(624)
Accounts payable and accrued liabilities	60,312	36	7,539
Other assets and liabilities, net	45	(385)	—
Net cash provided by (used in) operating activities	90,678	284,812	193,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds withdrawn from Trust Account	656,078	—	—
Acquisition of EnerVest properties	(1,219,217)	—	—
Acquisitions, other	(135,652)	(150,139)	(58,653)
Additions to oil and natural gas properties	(37,100)	(197,314)	(188,205)
Purchase of and contributions to equity method investment	—	—	(8,788)
Payment of Contingent Consideration	(26,000)	—	—
Net cash used in investing activities	(761,891)	(347,453)	(255,646)
CASH FLOW FROM FINANCING ACTIVITIES:
Parents’ contribution, net	—	62,641	62,522
Issuance of common stock	355,000	—	—
Proceeds from issuance of long term debt	400,000	—	—
Repayments of deferred underwriting compensation	(22,750)	—	—
Cash paid for debt issuance costs	(23,336)	—	—
Other financing activities	(1,009)	—	—
Net cash provided by financing activities	707,905	62,641	62,522
NET CHANGE IN CASH AND CASH EQUIVALENTS	36,692	—	—
CASH AND CASH EQUIVALENTS – Beginning of period	23	—	—
CASH AND CASH EQUIVALENTS – End of period	$36,715	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$336	$43
Cash paid for interest	350	—	—
Supplemental non-cash investing and financing activity
Accruals or liabilities for capital expenditures	45,242	38,028	54,968
Contingent Consideration issued in Business Combination	149,700
Non-Compete agreement	44,400
Equity issuances in connection with business combinations	1,481,695	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

Organization and General

Magnolia Oil & Gas Corporation (the “Company” or "Magnolia") was incorporated in Delaware on February 14, 2017 (“Inception”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012.

On March 15, 2018, the Company formed three indirect wholly owned subsidiaries; Magnolia Oil & Gas Parent LLC ("Magnolia LLC"), Magnolia Oil & Gas Intermediate LLC ("Magnolia Intermediate"), and Magnolia Oil & Gas Operating LLC ("Magnolia Operating"). All three entities are Delaware limited liability companies and were formed in contemplation of the Business Combination (as defined herein).

Business Combination

On July 31, 2018 (the “Closing Date”), the Company and Magnolia LLC, a consolidated subsidiary of the Company, consummated the previously announced acquisition of:

•
certain right, title and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas (the "Karnes County Assets" and, such business the “Karnes County Business”) pursuant to that certain Contribution and Merger Agreement (as subsequently amended, the “Karnes County Contribution Agreement”), by and among the Company, Magnolia LLC and certain affiliates (the “Karnes County Contributors”) of EnerVest Ltd. (“EnerVest”);

•
certain right, title and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk (the "Giddings Assets") pursuant to that certain Purchase and Sale Agreement (the “Giddings Purchase Agreement”) by and among Magnolia LLC and certain affiliates of EnerVest (the “Giddings Sellers”); and

•
an approximately 35% membership interest (the “Ironwood Interests” and together with the Karnes County Assets and the Giddings Assets, the “Acquired Assets”) in Ironwood Eagle Ford Midstream, LLC ("Ironwood"), a Texas limited liability company, which owns an Eagle Ford gathering system, pursuant to that certain Membership Interest Purchase Agreement (the “Ironwood MIPA” and, together with the transactions contemplated by the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the “Business Combination Agreements” and the transactions contemplated thereby, the “Business Combination”), by and among Magnolia LLC and certain affiliates of EnerVest (the “Ironwood Sellers”).

The Company consummated the Business Combination for aggregate consideration of approximately $1.2 billion in cash, 31.8 million shares of the Company's Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock"), and 83.9 million shares of the Company's Class B Common Stock, par value $0.0001 per share (the "Class B Common Stock") and a corresponding number of units in Magnolia LLC (the "Magnolia LLC Units"), as well as certain earnout rights payable in a combination of cash and additional equity securities in the Company. In connection with the Business Combination, Magnolia issued and sold 35.5 million shares of Class A Common Stock in a private placement to certain qualified institutional buyers and accredited investors for gross proceeds of $355.0 million (the “PIPE Investment”). In addition, Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating ("Finance Corp." and, together with Magnolia Operating, the "Issuers"), issued and sold $400.0 million aggregate principal amount of 6.0% Senior Notes due 2026 (the “2026 Senior Notes”). The proceeds of the PIPE Investment and the offering of 2026 Notes were used to fund a portion of the cash consideration required to effect the Business Combination.

Business Operations and Strategy

Magnolia is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil, natural gas and NGL reserves from the Eagle Ford Shale and Austin Chalk formations in South Texas. Magnolia's objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

As a result of the Business Combination, the Company is the acquirer for accounting purposes and the Karnes County Business, the Giddings Assets, and the Ironwood Interests are the acquirees. The Karnes County Business, including as applicable, its ownership of the Ironwood Interests, was deemed the "Predecessor" for periods prior to the Business Combination, and does not include the consolidation of the Company and the Giddings Assets. The assets, liabilities, revenues, expenses and cash flows related to the Karnes County Business were not previously separately accounted for as a standalone legal entity and have been carved out of the overall assets, liabilities, revenues, expenses and cash flows from the Karnes County Contributors as appropriate. For the period on or after the Business Combination, the Company, including the consolidation of the Karnes County Business, the Giddings Assets, and the Ironwood Interests is the "Successor". The financial statements and certain footnote presentations separate the Company's presentations into two distinct periods, the period before the consummation of the Business Combination, which includes the period from January 1, 2018 to July 30, 2018 (the "2018 Predecessor Period") and the three and nine months ended September 30, 2017 ("2017 Predecessor Period") and the period on and after the consummation of the Business Combination, which is from July 31, 2018 to September 30, 2018 (the "Successor Period"). The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired and liabilities assumed. As a result of the inclusion of the Giddings Assets, the new basis of accounting, and certain other items that affect comparability, the Company’s financial information prior to the Business Combination is not comparable to its financial information subsequent to the Business Combination.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year or any future periods. The unaudited interim consolidated financial statements, including the Predecessor financial statements, should be read in conjunction with the information included in or incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 2, 2018, including the Karnes County Business annual financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with US GAAP. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.  The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated.  The Company reflects a noncontrolling interest representing the interest owned by the Karnes County Contributors through their ownership of Magnolia LLC Units in the unaudited consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 10—Stockholders' Equity and Parents' Net Investment for further discussion of noncontrolling interest.

Variable Interest Entities

Magnolia LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Magnolia LLC as the Company is the sole managing member and has the power to direct the activities most significant to Magnolia LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At September 30, 2018, the Company had an approximate 63.2% economic interest in Magnolia LLC and 100% of Magnolia LLC’s assets and liabilities and results of operations are consolidated in the Company’s unaudited consolidated financial statements contained herein. At September 30, 2018, the Karnes County Contributors had approximately 36.8% economic interest in Magnolia LLC; however, the Karnes County Contributors have disproportionately fewer voting rights, and are shown as noncontrolling interest holders of Magnolia LLC. See Note 10—Stockholders' Equity and Parents' Net Investment for further discussion of noncontrolling interest.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities, the assessment of asset retirement obligations, the estimate of proved oil and gas reserves and related present value estimates of future net cash flows, and the estimates of fair value for long-lived assets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for doubtful accounts. The carrying amount of the Company’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. The Company’s receivables consist mainly of receivables from oil and natural gas purchasers and from joint interest owners on properties the Company operates. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of September 30, 2018 (Successor), or December 31, 2017 (Predecessor).

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.

Unproved properties are assessed for impairment at least annually and are transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. Unproved properties are assessed for impairment based on the Company’s current exploration plans. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and gas properties. Costs of maintaining and retaining unproved properties, as well as impairment of unsuccessful leases, are included in exploration costs in the consolidated statements of operations.

Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production method ("UOP"). The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the carrying value of those reserves. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate the depreciation for capitalized costs for exploratory and development wells is the sum of proved developed reserves only. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.

Oil and gas properties are grouped for depreciation in accordance with the Accounting Standards Codification ("ASC") ASC 932 "Extractive Activities—Oil and Gas” ("ASC 932"). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

When circumstances indicate that proved oil and gas properties may be impaired, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820, "Fair Value Measurements" ("ASC 820"). If applicable, the Company utilizes prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants.

Asset Retirement Costs and Obligations

Asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit-adjusted risk-free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset and is included in "Depreciation, depletion and amortization" in the Company’s consolidated statements of operations.

To estimate the fair value of an asset retirement obligation, the Company employs a present value technique, which reflects certain assumptions, including its credit‑adjusted risk‑free interest rate, inflation rate, the estimated settlement date of the liability and the estimated current cost to settle the liability. Changes in timing or to the original estimate of cash flows will result in change to the carrying amount of the liability and related long lived asset.

Intangible Asset (Successor)

Concurrent with the closing of the Business Combination, the Company and EnerVest entered into a Non-Compete (the "Non-Compete") pursuant to which EnerVest and certain of its affiliates are restricted from competing with the Company in certain counties comprising the Eagle Ford Shale. The Company recorded an estimated cost of $44.4 million for the Non-Compete as an intangible asset on the consolidated balance sheet of the Successor. This intangible asset has a definite life and is subject to amortization utilizing straight line method over its economic life, currently estimated to be two and a half to four years. Magnolia assesses intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment is recognized in the consolidated statements of operations if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  For the period ended September 30, 2018, no impairment was recorded. For more discussion on the Non-Compete, refer to Note 6 - Intangible Asset.

Fair Value Measurements

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

Equity Method Investment

As part of the Business Combination, the Company acquired the Ironwood Interests . The Company accounts for its investment in Ironwood using the equity method of accounting. Accordingly, the Company recognizes its proportionate share of Ironwood’s net income in the consolidated statements of operations as “Income from equity method investee”. Any distributions by Ironwood would decrease the Company’s investment in Ironwood. The Company evaluates its investment in Ironwood for potential impairment whenever events or changes in circumstances indicate that there may be a loss in the value of Ironwood that was other than temporary.

Income Taxes (Successor)

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating losses, tax credits, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Purchase Price Allocation

Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business and recording deferred taxes for any differences between the allocated values and tax basis of assets and liabilities. Any excess of the purchase price over the amounts assigned to assets and liabilities is recorded as goodwill.

The purchase price allocation is accomplished by recording each asset and liability at its estimated fair value. Estimated deferred taxes are based on available information concerning the tax basis of the acquired company’s assets and liabilities and tax-related carryforwards at the merger date, although such estimates may change in the future as additional information becomes known. The amount of goodwill recorded in any particular Business Combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed relative to the total acquisition cost.

When estimating the fair values of assets acquired and liabilities assumed, the Company must apply various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. To estimate the fair values of these properties, the Company prepares estimates of crude oil and natural gas reserves. Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future.

Commitments and Contingencies

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Refer to Note 13 - Commitments and Contingencies for additional information.

Revenue Recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

The Company follows the sales method of accounting for crude oil and natural gas production imbalances and would recognize a liability if Magnolia's existing proved reserves were not adequate to cover an imbalance. Imbalances have not been significant in the periods presented.

Net Income Per Share of Common Stock

Basic earnings per common share is calculated by dividing net income attributable to Class A Common Stock by the weighted average number of shares of Class A Common Stock outstanding each period. Diluted earnings per share adds to those shares the incremental shares that would have been outstanding assuming exchanges of the Company's outstanding Class B Common Stock and warrants for Class A Common Stock. An anti-dilutive impact is an increase in earnings per share or a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities.

The Company uses the "if-converted" method to determine the potential dilutive effect of conversions of its outstanding Class B Common Stock and the treasury stock method to determine the potential dilutive effect of its outstanding warrants exercisable for shares of Class A Common Stock. Refer to Note 11 - Earnings Per Share for additional information and the calculation of net earnings per share.

Recent Accounting Pronouncements (Successor)

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016–02, Leases (Topic 842), which will require lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months.  Currently the guidance would be applied using a modified retrospective transition method, which requires applying the new guidance to leases that exist or are entered into after the beginning of the earliest period in the financial statements. However, in July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption.  The standard will be effective for interim and annual periods beginning after December 15, 2018 for public companies and annual periods beginning after December 15, 2019 for all other entities, with earlier adoption permitted. It is expected that the Company will cease to be an emerging growth company by December 31, 2018 and will adopt the standard on January 1, 2019, using the optional transition method provided by ASU 2018-11.  The Company is the lessee under various agreements for real estate, vehicles, and field equipment that are currently accounted for as operating leases. The Company has preliminarily determined its portfolio of leased assets and is reviewing all related contracts to determine the impact the adoption will have on its consolidated financial statements. While the Company has yet to finalize the estimated impact this standard will have on the consolidated financial statements, the adoption is anticipated to result in an increase in both assets and liabilities related to the Company's leases.

In May 2014, the FASB issued ASU No. 2014–09, Revenue from Contracts with Customers. This ASU, as amended, superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. It is expected that the Company will cease to be an emerging growth company by December 31, 2018 and will adopt the standard on December 31, 2018, using a modified retrospective approach. Upon initial evaluation of contracts in each of the Company’s revenue streams, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The Company continues to evaluate contracts against the requirements of the standard and is evaluating the disclosure requirements and assessing changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows: Classification of Certain Cash". Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statements of cash flows. ASU 2016-15 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 for public companies and for fiscal years beginning after December 15, 2018 for all other entities. It is expected that the Company will cease to be an emerging growth company by December 31, 2018 and will adopt the standard on December 31, 2018. The adoption of this guidance will not impact the Company's financial position or results of operations but could result in presentation changes on Magnolia's consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for interim and annual periods after December 15, 2017 for public companies and annual periods beginning after December 15, 2018 for all other entities. No disclosures are required at transition. The Company early adopted ASU 2017-01 upon the closing of the Business Combination. There was no material impact to the Company's financial statements as a result of this adoption, however the new standard may result in more transactions being accounted for as acquisitions (and dispositions) of assets rather than businesses in the future.

3. Acquisitions
EnerVest Business Combination

As discussed in Note 1 - Description of Business and Basis of Presentation, on July 31, 2018, the Company consummated the Business Combination contemplated by the Business Combination Agreements. The Business Combination Agreements and the Business Combination were approved by the Company’s stockholders on July 17, 2018. At the closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of the Company's Class B Common Stock and an equivalent number of Magnolia LLC Units, which, together, are exchangeable on a one-for-one basis for shares of the Company's Class A Common Stock; 31.8 million shares of Class A Common Stock; and approximately $911.5 million in cash. The sales price per the Karnes County Contribution Agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of January 1, 2018 to June

30, 2018. The Company is entitled to an additional cash purchase price adjustment for the revenues after expenses (and other purchase price adjustments) attributable to the Acquired Assets from July 1 through July 31. The Giddings Sellers received approximately $282.7 million in cash, after customary purchase price adjustments. The Ironwood Sellers received $25.0 million in cash in exchange for the Ironwood Interests. The final adjustments to the respective purchase price agreements have not yet been made.

The Business Combination has been accounted for using the acquisition method. The acquisition method of accounting is based on ASC 805 "Business Combination" ("ASC 805"), and uses the fair value concepts defined in ASC 820. ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date by the Company.

Contingent Consideration

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the Closing Date, the Karnes County Contributors will be entitled to receive an aggregate of up to 13.0 million additional shares of Class A Common Stock or Class B Common Stock based on certain EBITDA and free cash flow or stock price thresholds. As of September 30, 2018, the Company had met the defined stock price thresholds for two of the three tranches as defined in the Karnes County Contribution Agreement and issued an aggregate of 2.5 million additional shares of Class A Common Stock and 6.5 million additional shares of Class B Common Stock to the Karnes County Contributors. Additionally, on October 4, 2018, the Company met the stock price threshold for the third and final tranche and subsequently issued 1.1 million additional shares of Class A Common Stock and 2.9 million additional shares of Class B Common Stock to the Karnes County Contributors.

Pursuant to the Giddings Purchase Agreement, until December 31, 2021, the Giddings Sellers were entitled to receive an aggregate of up to $47.0 million in cash earnout payments based on certain net revenue thresholds. On September 28, 2018 the Company paid the Giddings Sellers a cash payment of $26.0 million to fully settle the earnout obligation. In conjunction with this payment, Magnolia recognized a loss of $6.7 million included in Other income (expense) in the Consolidated Statement of Operations.

The purchase consideration for the Business Combination was as follows:

At July 31, 2018 (in thousands)
Preliminary Purchase Consideration:
Cash consideration	$1,219,217
Stock consideration (1)	1,423,483
Fair value of contingent earnout purchase consideration (2)	169,000
Total purchase price consideration	$2,811,700

(1)	At closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of Class B Common Stock and 31.8 million shares of Class A Common Stock.

(2)
Pursuant to ASC 805, ASC 480, "Distinguishing Liabilities from Equity" and ASC 815, "Derivatives and Hedging", the Karnes County earnout consideration has been valued at fair value as of the Closing Date and has been classified in stockholders’ equity. The Giddings earnout has been valued at fair value as of the Closing Date and has been classified as a liability. The fair value of the earnouts was determined using the Monte Carlo simulation valuation method based on Level 3 inputs in the fair value hierarchy.

The following table summarizes the allocation of the purchase consideration to the assets and liabilities assumed:

At July 31, 2018 (in thousands)
Estimated fair value of assets acquired
Account receivable	$89,674
Other current assets	2,853
Oil & gas properties (1)	2,800,258
Ironwood equity investment	18,100
Total fair value of assets acquired	2,910,885
Estimated fair value of liabilities assumed
Accounts payable and other current liabilities	(56,315)
Asset retirement obligation	(34,132)
Deferred tax liability	(8,738)
Fair value of net assets acquired	$2,811,700

(1)
The fair value measurements of oil and natural gas properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management at the time of the valuation and may be subject to change.

The total purchase consideration and the related purchase consideration allocation above are preliminary as the Company has not yet completed all the necessary fair value assessments, including the assessments of property, plant and equipment, intangibles, contingent consideration and the related tax impacts on these items. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed and the working capital adjustments may change the allocation of the purchase consideration. The fair value and related tax impact assessments are to be completed within twelve months of the Closing Date and could have a material impact on the components of the total purchase consideration and the purchase consideration allocation.

Transaction costs incurred by the Company associated with the Business Combination were $22.4 million for the Successor Period. The Company also incurred a total of $23.5 million of debt issuance costs in connection with the consummation of the Business Combination related to the establishment of the RBL Facility (as defined herein) and the issuance of the 2026 Senior Notes.

Non-Compete

On the Closing Date, the Company and EnerVest entered into the Non-Compete restricting EnerVest and certain of its affiliates from competing with the Company in certain counties comprising the Eagle Ford Shale following the Closing Date. An affiliate of EnerVest will have the right to receive up to 4,000,000 shares of Class A Common Stock issuable in two and half to four years provided EnerVest does not compete. For more discussion on the Non-Compete, refer to Note 6 - Intangible Asset.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information has been prepared as if the Business Combination and other related transactions had taken place on January 1, 2017.

The information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including depletion of the Company’s fair-valued proved oil and gas properties, and the estimated tax impacts of the pro forma adjustments. Additionally, pro forma net income attributable to Class A Common Stock excludes $34.3 million of transaction related costs, $11.0 million related to a one time purchase of a seismic license continuation, and a $6.7 million loss related to the settlement of the Giddings earnout obligation.

The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Business Combination taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	(Unaudited Pro Forma) (in thousands)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Total Revenues	$267,659	$110,294	$723,768	$356,254
Net income attributable to Class A Common Stock	57,891	6,531	151,316	26,257
Income per share - basic	0.39	0.04	1.02	0.21
Income per share - diluted	0.38	0.04	0.98	0.20
Harvest Acquisition

On August 31, 2018, the Company completed the acquisition to purchase substantially all of the South Texas assets of Harvest Oil & Gas Corporation for approximately $133.3 million in cash and 4.2 million newly issued shares of the Company’s Class A Common Stock for a total consideration of $191.5 million. The acquisition added an undivided working interest across a portion of Magnolia's existing Karnes County Assets and all of the Company's existing Giddings Assets.

The following table summarizes the allocation of the purchase consideration to the assets and liabilities assumed:

At August 31, 2018 (in thousands)
Estimated fair value of assets acquired
Other current assets	$1,290
Oil & gas properties (1)	200,035
Total fair value of assets acquired	201,325
Estimated fair value of liabilities assumed
Asset retirement obligation and other current liabilities	(9,812)
Fair value of net assets acquired	$191,513

(1)
The fair value measurements of oil and natural gas properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management at the time of the valuation and may be subject to change.

The total purchase consideration and the related purchase consideration allocation above are preliminary as the Company has not yet completed all the necessary fair value assessments, including the assessments of property, plant and equipment. Any changes within the measurement period in the estimated fair values of the assets acquired and liabilities assumed and the working capital adjustments may change the allocation of the purchase consideration. The fair value assessments are to be completed within twelve months of the closing date and could have a material impact on the components of the total purchase consideration and the purchase consideration allocation.

Acquisitions (Predecessor)
GulfTex Acquisition

On March 1, 2018, the Predecessor acquired certain oil and natural gas properties located in the Eagle Ford Shale from GulfTex Energy III, L.P. and GulfTex Energy IV, L.P. for an adjusted purchase price of approximately $150.1 million, net of customary closing adjustments (the “Subsequent GulfTex Acquisition”).

The recognized fair value of identifiable assets and acquired liabilities assumed in connection with the Subsequent GulfTex Acquisition, is as follows:

(In thousands)
Total consideration	$150,139

Purchase price allocation:
Accounts receivable	10,501
Proved oil and natural gas properties	118,572
Unproved oil and natural gas properties	22,802
Accounts payable and accrued liabilities	(1,679)
Asset retirement obligations	(57)
$150,139
    BlackBrush Acquisition

On January 31, 2017, the Predecessor acquired assets from BlackBrush Karnes Properties, LLC for aggregate consideration of approximately $58.7 million, net of customary closing adjustments (the “Subsequent BlackBrush Acquisition”).

The recognized fair value of identifiable assets and acquired liabilities assumed in connection with the Subsequent BlackBrush Acquisition, is as follows:

(In thousands)
Total consideration	$58,653

Purchase price allocation:
Accounts receivable	2,193
Proved oil and natural gas properties	57,263
Unproved oil and natural gas properties	1,552
Accounts payable and accrued liabilities	(2,244)
Asset retirement obligations	(111)
$58,653

The Predecessor accounted for these acquisitions as Business Combinations. The assets acquired and the liabilities assumed have been measured at fair value based on various estimates. These estimates are based on key assumptions related to the Business Combination, including reviews of publicly disclosed information for other acquisitions in the industry, historical experience of the companies, data that was available through the public domain and due diligence reviews of the acquired business. Any acquisition related transaction costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred.

The results of operations for these acquisitions are included in the Predecessor combined financial statements from the date of closing of each acquisition.

4. Derivative Instruments and Hedging Activities (Predecessor)

The Company's activities expose it to risks associated with changes in the market price of oil, natural gas and natural gas liquids. As such, future earnings are subject to fluctuation due to changes in the market price of oil, natural gas and natural gas liquids. The Company does not engage in any hedging activities and does not expect to engage in any hedging activities with respect to the market risk to which the Company is exposed. The Karnes County Contributors, on behalf of the Predecessor, used derivatives to reduce its risk of volatility in the prices of oil, natural gas and natural gas liquids and its policies did not permit the use of derivatives for speculative purposes.

The Predecessor elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of the Predecessor's derivatives are recorded immediately to earnings as “Gain (loss) on derivatives, net” in the consolidated statements of operations. During the period from January 1, 2018 through July 30, 2018, the Predecessor terminated substantially all of its derivative contracts which, together with regular monthly settlements, resulted in total cash settlement payments of approximately $27.6 million.

The following table sets forth the fair values and classification of the outstanding derivatives entered into by the Karnes County Contributors, on behalf of the Predecessor, as of December 31, 2017:

(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Offset in the Balance Sheet	Net Amounts Of Assets Presented in the Balance Sheet
Derivatives
As of December 31, 2017 (Predecessor):
Derivative asset	$180	$(180)	$—
Long-term derivative asset	48	(48)	—
Total	$228	$(228)	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Of Liabilities Presented in the Balance Sheet
Derivatives
As of December 31, 2017 (Predecessor):
Derivative liability	$6,944	$(180)	$6,764
Long-term derivative liability	3,100	(48)	3,052
Total	$10,044	$(228)	$9,816

The Predecessor entered into master netting arrangements with its counterparties. The amounts above are presented on a net basis in the Predecessor's unaudited consolidated balance sheet when such amounts are with the same counterparty. In addition, the Predecessor has recorded accounts payable and receivable balances related to settled derivatives that are subject to the master netting agreements. These amounts are not included in the above table; however, under the master netting agreements, the Predecessor has the right to offset these positions against forward exposure related to outstanding derivatives.

5. Fair Value Measurements

Certain of the Company’s assets and liabilities are carried at fair value and measured either on a recurring or non-recurring basis. The Company's fair value measurements are based either on actual market data or assumptions that other market participants would use in pricing an asset or liability in an orderly transaction, using the valuation hierarchy prescribed by GAAP. See Note 2 - Summary of Significant Accounting Policies for more information regarding the valuation hierarchy.

Fair Values - Recurring (Predecessor)

The Predecessor derivatives consist of over-the-counter (“OTC”) contracts which are not traded on a public exchange. As the fair value of these derivatives is based on inputs using market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third party pricing services, brokers and market transactions, the Predecessor categorized these derivatives as Level 2. The Predecessor valued these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves. Estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may include amounts to reflect counterparty credit quality and/or the effect of the Predecessor’s creditworthiness. These assumed credit risk adjustments are based on published credit ratings, public bond yield spreads and credit default swap spreads.

The following table presents the fair value hierarchy table for the Predecessor’s assets and liabilities that are required to be measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2017 (Predecessor):
Assets:
Oil, natural gas and natural gas liquids derivatives	$—	$228	$—	$228
Liabilities:
Oil, natural gas and natural gas liquids derivatives	$—	$10,044	$—	$10,044

Fair Values - Nonrecurring

The fair value measurements of assets acquired and liabilities assumed in a business combination are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties includes estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company's management at the time of the valuation. Refer to Note 3 - Acquisitions for additional information.

Debt obligations

Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of September 30, 2018 is as follows:

	September 30, 2018
(In thousands)	Carrying Value	Fair Value
Long-term debt	$388,343	$399,000

The fair value of the 2026 Senior Notes at September 30, 2018 was based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

The Company has other financial instruments consisting primarily of receivables, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in the Business Combination and asset retirement obligations.

6. Intangible Asset

Non-Compete Agreement

On the Closing Date, the Company and EnerVest entered into the Non-Compete, which prohibits EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) following the Closing Date. Under the Non-Compete, an affiliate of EnerVest will have the right to receive up to 4.0 million shares of Class A Common Stock, subject to the achievement of certain stock price thresholds that were met by October 4, 2018. The shares are issuable in two and a half to four years provided EnerVest does not compete in the Market Area.

The Company recorded an estimated cost of $44.4 million for the Non-Compete as an intangible asset on the consolidated balance sheet of the Successor. This intangible asset has a definite life and is subject to amortization utilizing the straight line method over its economic life, currently estimated to be two and a half to four years. The Company includes the amortization in depreciation, depletion and amortization expenses on the Company’s consolidated statements of operations.

(In thousands)	September 30, 2018 (Successor)
Non-Compete Intangible Asset	$44,400
Accumulated amortization	(2,417)
Intangible, net	$41,983
Weighted average amortization (years)	3.25

7. Asset Retirement Obligation

A summary of the changes in asset retirement obligations is included in the table below:

(In thousands)	2018
Balance, as of January 1 (Predecessor)	$3,929
Liabilities incurred and assumed through acquisitions	553
Liabilities settled	(85)
Accretion expense	104
Balance, as of July 30 (Predecessor)	$4,501

Balance, as of July 31 (Successor)	$—
Liabilities incurred and assumed through acquisitions	43,930
Liabilities settled	—
Accretion expense	391
Balance, as of September 30 (Successor)	44,321
Less: Current portion	(884)
Long-term portion	$43,437

8. Income Taxes

The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Magnolia operates. The tax effects of statutory rate changes, significant unusual or infrequent items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of the Company's annual effective tax rate as such items are recognized as discrete items in the quarter in which they occur.

Income tax expense recorded in the Successor Period is based on applying an estimated annual effective income tax rate to the net income from July 31, 2018 through September 30, 2018. There were no significant unusual or infrequently occurring items that are required to be recorded as discrete items in the Successor Period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Successor’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interest, permanent and temporary differences and the likelihood of recovering deferred tax assets in the current year. The accounting estimates used to compute the income tax benefit may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes. For the Successor Period, the Company incurred United States federal income tax expense of approximately $3.5 million. The Company's annual effective tax rate as of September 30, 2018 was 12.2%. The primary differences between the annual effective tax rate and the statutory rate of 21% were income attributable to noncontrolling interest, state taxes, and non-deductible expenses.

The Company's income tax provision (benefit) consisted of the following components:

(In thousands)	Successor	Predecessor
	July 31, 2018 through September 30, 2018	July 1, 2018 through July 30, 2018	January 1, 2018 through July 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Current:
Federal	$—	$—	$—	$—	$—
State	45	631	1,461	81	848
	45	631	1,461	81	848
Deferred:
Federal	3,493	—	—	—	—
State	—	135	324	549	1,119
	3,493	135	324	549	1,119
Total provision	$3,538	$766	$1,785	$630	$1,967

The Company is subject to U.S. federal income tax as well as the margin tax in the state of Texas. No amounts have been accrued for income tax uncertainties or interest and penalties as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is open to possible income tax examinations by its major taxing authorities since Inception.

9. Long Term Debt (Successor)

The Company's debt is comprised of the following:

(In thousands)	Successor September 30, 2018
Revolving credit facility	$—
6.0% Senior Notes due 2026	400,000
Total long-term debt	400,000

Less: unamortized deferred financing cost	(11,657)
Total debt, net	$388,343

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into a senior secured reserve-based revolving credit facility (the “RBL Facility”) among Magnolia Operating, as borrower, Magnolia Intermediate, as holdings, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of September 30, 2018 was $550 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of our oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the adjusted LIBOR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of the borrowing base then in effect.
The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, current ratio of 1.00 to 1.00. As of September 30, 2018, the Company was in compliance with all covenants (including the financial covenants) under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million which will be amortized on a straight-line basis over a period of five years and included in "Interest expense" in the Company's consolidated statements of operations. During the Successor Period ended September 30, 2018, the Company recognized interest expense of $0.8 million, related to the RBL

Facility. The unamortized portion of the deferred financing costs are included in "Deferred financing costs, net" on the accompanying unaudited consolidated balance sheet as of September 30, 2018.

The Company did not have any outstanding borrowings under its RBL Facility as of September 30, 2018.
2026 Senior Notes

On the Closing Date, the Issuers closed the previously announced private offering of $400.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes were issued under the Indenture, dated as of the Closing Date (the “Indenture”), by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The 2026 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia Operating and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company.

The 2026 Senior Notes will mature on August 1, 2026. The Notes bear interest at the rate of 6.0% per annum, payable semi-annually in arrears on each February 1st and August 1st, commencing February 1, 2019.

At any time prior to August 1, 2021, the Issuers may, on any one or more occasions, redeem all or a part of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make whole” premium on accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Deferred financing costs incurred in connection with securing the 2026 Senior Notes were $11.8 million which were capitalized and will be amortized using the effective interest method over the term of the 2026 Senior Notes and included in "Interest expense" in the Company's consolidated statement of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes which have been recorded as Long-term debt, net on the consolidated balance sheet as of September 30, 2018. During the Successor Period, the Company recognized interest expense of $4.2 million, related to the 2026 Senior Notes.

Affiliate Guarantors

All of the Company's wholly owned subsidiaries are guarantors under the terms of its Senior Notes and RBL Facility. The parent guarantees may be released upon the request of Magnolia Operating. Magnolia's consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company, Magnolia has no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several. There are restrictions on dividends, distributions, loans or other transfers of funds from the subsidiary guarantors to the Company.

10. Stockholders' Equity and Parents' Net Investment

Stockholders' Equity (Successor)

Class A Common Stock

In connection with the closing of the Business Combination, the Company increased the number of authorized shares of Class A Common Stock to 1.3 billion. At September 30, 2018, there were 155.2 million shares of Class A Common Stock issued and outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held.

There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the shares being able to elect all of the directors. In the event of a liquidation, dissolution or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company's common stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock.

Class B Common Stock

In connection with the closing of the Business Combination, the Company authorized 225.0 million shares of Class B Common Stock. At September 30, 2018, there were 90.5 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock will vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of

Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company's common stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock.

Warrants

As of September 30, 2018, the Company had 31.7 million warrants outstanding, consisting of 21.7 million public warrants originally sold as part of the units sold in the initial public offering (the "IPO") of TPG Pace Energy Holdings Corp., a Delaware corporation ("TPGE") that later became Magnolia after the completion of the Business Combination, and 10.0 million warrants (the "Private Placement Warrants") sold in a private placement concurrently with the IPO to the TPG Pace Energy Sponsor LLC, a Delaware limited liability company (the "Sponsor"). Each whole warrant entitles the holder to purchase one whole share of Class A Common Stock for $11.50 per share. The warrants became exercisable on August 30, 2018 and will expire on July 31, 2023 or earlier upon redemption or liquidation. The Company may redeem the outstanding warrants at a price of $0.01 per existing warrant, if the last sale price of Magnolia's Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before Magnolia sends the notice of redemption to the warrant holders. The Private Placement Warrants, however, are non-redeemable so long as they are held by the Sponsor or its permitted transferees.

Noncontrolling Interest

The noncontrolling interest relates to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock, exercise of warrants and conversion of Class B Common Stock to Class A Common Stock. As of September 30, 2018, the Company owned approximately 63.2% of the interest in Magnolia LLC and the noncontrolling interest was 36.8%. Net income attributable to Class A Common Stock for the Successor Period includes all of the one-time transaction costs of $22.4 million incurred in connection with Business Combination as well as all of the federal income tax expense of $3.5 million.

11. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows. No such computation is necessary for the Predecessor periods as the Predecessor was not previously accounted for as a standalone legal entity and did not have publicly traded shares.

Successor
(In thousands)	July 31, 2018 through September 30, 2018
Basic:
Net Income attributable to Class A Common Stock	$6,708
Weighted average number of common shares outstanding during the period	151,992
Net income per common share - basic	$0.04

Diluted:
Net Income attributable to Class A Common Stock	$6,708
Basic weighted average number of common shares outstanding during the period	151,992
Add: Dilutive effect of warrants	5,080
Diluted weighted average number of common shares outstanding during the period	157,072
Net income per common share - diluted	$0.04

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding. For the period presented, the Company excluded 87.6 million shares of Class A Common Stock issuable upon conversion of the Company’s Class B Common Stock (and the corresponding Magnolia LLC Units) as the effect was anti-dilutive.

12. Related Party Transactions

As of September 30, 2018, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both entities which are part of the Karnes County Contributors group as defined in Note 1 - Description of Business and Basis of Presentation, each held more than 10% of the Company's common stock and qualified as principal owners of the Company, as defined in ASC 850, "Related Party Disclosures." In addition, the Sponsor had a beneficial ownership of approximately 10% and also qualified as a principal owner of the Company.

Amended and Restated Limited Liability Company Agreement of Magnolia LLC

On the Closing Date, the Company, Magnolia LLC and certain of the Karnes County Contributors entered into Magnolia LLC’s amended and restated limited liability company agreement , which sets forth, among other things, the rights and obligations of the holders of units in Magnolia LLC. Under the Magnolia LLC Agreement, the Company became the sole managing member of Magnolia LLC.

Registration Rights Agreement

At the closing of the Business Combination, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Karnes County Contributors, the Sponsor, and the Company’s four independent directors prior to the Business Combination (collectively, the “Holders”), pursuant to which the Company will be obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act all or any portion of the shares of Class A Common Stock that the Holders hold as of July 31, 2018 and that they may acquire thereafter, including upon conversion, exchange or redemption of any other security therefor. Under the New Registration Rights Agreement, Holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of Class A Common Stock that they own in certain registrations initiated by the Company.

                On August 10, 2018, the Company filed a Registration Statement on Form S-3 (subsequently amended by Amendment No. 1 on August 28, 2018, the “Registration Statement”) to register the Private Placement Warrants and shares of the Company’s Class A Common Stock, including all of shares of Class A Common Stock held by Holders as of July 31, 2018. The Registration Statement was declared effective by the Securities and Exchange Commission on August 30, 2018.

Stockholder Agreement

On the Closing Date, the Company, Sponsor, and the Karnes County Contributors entered into the Stockholder Agreement (the “Stockholder Agreement”). Under the Stockholder Agreement, the Karnes County Contributors were entitled to nominate two directors, one of whom shall be independent under the listing rules of the New York Stock Exchange, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, for appointment to the board of directors of the Company (the “Board”) so long as they collectively own at least 15% of the outstanding shares of Class A Common Stock and Class B Common Stock, (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis), and one director so long as they owned at least 2% of the outstanding shares of Class A Common Stock and Class B Common Stock (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis). Sponsor is entitled to nominate two directors for appointment to the Board so long as it owns at least 60% of the voting common stock that it owns at the Closing Date (including any shares of common stock issuable upon the exercise of any Private Placement Warrants held by Sponsor), and one director so long as it owns at least 25% of the voting common stock that it owns at the Closing Date (including any shares of common stock issuable upon the exercise of any Private Placement Warrants held by Sponsor). The Karnes County Contributors and Sponsor are each entitled to appoint one director to each committee of the Board (subject to applicable law and stock exchange rules).

Contingent Consideration

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the Closing Date, the Company agreed to issue to the Karnes County Contributors up to 13.0 million additional shares of the Company's stock upon satisfaction of certain EBITDA and free cash flow or stock price thresholds in three tranches. As of September 30, 2018, the Company had met stock price thresholds required for two of the three tranches and thus had issued an aggregate of 2.5 million additional shares of Class A Common Stock and 6.5 million additional shares of Class B Common Stock to the Karnes County Contributors. The effect of this share issuance is included in Magnolia's basic share count as of September 30, 2018. Additionally, on October 4, 2018, Magnolia met the stock price threshold for the third and final tranche and subsequently issued 1.1 million additional shares of Class A Common Stock and 2.9 million additional shares of Class B Common Stock to the Karnes County Contributors. The effect of this share issuance is not reflected in these financial statements.

Sponsor Loan

At the closing of the Business Combination, the Company repaid in full $1.0 million unsecured promissory note to the Sponsor.

Related Party (Predecessor)

EnerVest, as managing general partner of the Karnes County Contributors, provided management, accounting and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors' investor commitments. The management fees incurred have been allocated to the Predecessor using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors. The management fees allocated to the Predecessor and included in "General and administrative expenses" in the combined statements of operations were $1.5 million and $3.9 million for the period of July 1, 2018 through July 30, 2018 and three months ended September 30, 2017, respectively, and $9.8 million and $11.3 million for the period of January 1, 2018 through July 30, 2018 and nine months ended September 30, 2017, respectively.

The Karnes County Contributors also entered into operating agreements with EnerVest Operating, LLC (“EVOC”), a wholly-owned subsidiary of EnerVest, to act as contract operator of the Predecessors’ oil and natural gas wells. The Predecessor reimbursed EVOC for direct expenses incurred. A majority of such expenses are charged on an actual basis (i.e., no mark-up or subsidy is charged or received by EVOC). These costs are included in lease operating expenses in the consolidated statements of operations in the Predecessor period. Additionally, in its role as contract operator, EVOC also collected proceeds from oil, natural gas and natural gas liquids sales and distributed them to the Predecessor and other working interest owners. Accounts receivable from EVOC and other related parties was $13.7 million as of December 31, 2017.

13. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Business properties. The litigation is in the discovery stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. In the 2018 Successor Period, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its unaudited financial statements. No amounts were accrued with respect to outstanding litigation during the 2017 or 2018 Predecessor Periods or during the Successor Period.

Environmental Matters

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state, local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.

Commitments

At September 30, 2018, contractual obligations for long-term operating leases and purchase obligations are as follows:

Net Minimum Commitments (in thousands)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Purchase obligations (1)	$7,977	$14,641	$2,346	$131	$131	$241	$25,467
Operating lease obligations (2)	109	436	274	44	—	—	863
Service fee commitment (3)	5,891	23,564	13,745	—	—	—	43,200
Total Net Minimum Commitments	$13,977	$38,641	$16,365	$175	$131	$241	$69,530

(1)
Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with firm transportation contracts and frac sand commitments.

(2)	Amounts include long-term lease payments for compressors, vehicles and office space.

(3)
On the Closing Date, the Company and EVOC entered into a Services Agreement (the "Services Agreement"), pursuant to which EVOC, under the direction of the Company’s management, will provide the Company's services identical to the services historically provided by EVOC in operating the Acquired Assets, including administrative, back office and day-to-day field level services reasonably necessary to operate the business of the Company and its assets, subject to certain exceptions. As consideration for the services to be provided under the Services Agreement, the Company will pay EVOC a fixed annual services fee of approximately $23.6 million. The annual services fee may be (a) increased or decreased to account for asset acquisitions and dispositions of assets, (b) increased to account for an increase in the rig count attributable to the assets and (c) decreased if the Company must perform any of such services itself because EVOC is unable or fails to do so. The term of the Services Agreement is five years, but the Services Agreement is subject to termination by either party after two years.

Risks and Uncertainties

The Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future.

14. Subsequent Events

The Company has evaluated subsequent events through November 13, 2018 and has determined, other than those disclosed, there are no events that required disclosure or recognition in these unaudited consolidated financial statements.

On October 4, 2018, the Company met the stock price threshold for the third and final tranche of the Karnes County earnout consideration and subsequently issued 1.1 million additional shares of Class A Common Stock and 2.9 million additional shares of Class B Common Stock to the Karnes County Contributors. The effect of this share issuance will be included in the Company's year end filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, Magnolia's assumptions about:

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks.

All of Magnolia's forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 2, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto.

Overview
Magnolia Oil & Gas Corporation (the "Company" or "Magnolia") is a Delaware limited liability company formed in February 2017 as a special purpose acquisition company under the name TPG Pace Energy Holdings Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Magnolia’s business model was designed with a primary objective to generate stock market value over the long term. The Company’s strategy is to establish a company whose characteristics would demonstrate a certain basic set of criteria that appeal to generalist investors and to generate growing earnings per share over time, high operating and full cycle margins and maintain a very strong balance sheet with a low amount of leverage.
On July 31, 2018, the Company and Magnolia Oil & Gas Parent LLC, a Delaware limited liability company and a consolidated subsidiary of the Company, as applicable, consummated the previously announced acquisition of: (i) certain right, title and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas (the "Karnes County Assets") pursuant to that certain Contribution and Merger Agreement (as subsequently amended, the"Karnes County Contribution Agreement"), by and among the Company, Magnolia Oil & Gas Parent LLC and certain affiliates (the "Karnes County Contributors") of EnerVest Ltd. ("EnerVest"); (ii) certain right, title and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk (the "Giddings Assets") pursuant to that certain Purchase and Sale Agreement (the "Giddings Purchase Agreement") by and among Magnolia Oil & Gas Parent LLC and certain affiliates of EnerVest (the "Giddings Sellers"); and (iii) an approximately 35% membership interest in Ironwood Eagle Ford Midstream, LLC, a Texas limited liability company, which owns an Eagle Ford gathering system, pursuant to that certain Membership Interest Purchase Agreement (the “Ironwood MIPA” and, together with the transactions contemplated by the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the "Business Combination Agreements"), and the transactions contemplated thereby, the "Business Combination"), by and among Magnolia Oil & Gas Parent LLC and certain affiliates of EnerVest (the "Ironwood Sellers").

In connection with the consummation of the Business Combination on July 31, 2018, the Karnes County Contributors received 83.9 million shares of Class B Common Stock; 31.8 million shares of Class A Common Stock; and approximately $911.5 million in cash. The Giddings Sellers received approximately $282.7 million in cash and the Ironwood Sellers received $25.0 million in cash.

The Company operates in one reportable segment engaged in the acquisition, development and production of oil and natural gas properties located in the United States. The Company's oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formation.

Magnolia plans to spend within 60% of EBITDAX on drilling and completing wells to achieve moderate production growth of 10% to 15% per year. This level of spending and growth is expected to result in meaningful free cash flow generation and will be used for accretive acquisitions, share repurchases and debt reduction.

As of September 30, 2018, Magnolia's assets include approximately 14,600 net acres in Karnes County and approximately 459,000 net acres in the Giddings Field. As of September 30, 2018, Magnolia had approximately 1,300 gross operated wells (1,100 net) with total production of 60 MBoe/d in September 2018. In the third quarter of 2018, we operated three drilling rigs across our acreage with two rigs in Karnes County and one rig in the Giddings Field and brought 19 operated horizontal wells on production. We expect to add a second rig in the Giddings Field during the first quarter of 2019 to further appraise and delineate the opportunities within our large net acreage position.

Magnolia reported net income attributable to Class A common stock of $6.7 million or $0.04 per diluted common share for the Successor Period of 2018.  Magnolia reported net income of $25.5 million which includes noncontrolling interest of $18.8 million related to Class B shares issued to certain affiliates of EnerVest in connection with the Business Combination. As of September 30, 2018, the noncontrolling interest ownership was 36.8%. Net income attributable to Class A Common Stock for the Successor Period includes all of the one-time transaction costs of $22.4 million incurred in connection with the Business Combination as well as federal income tax expense of $3.5 million.

Predecessor and Successor Reporting

In connection with the Business Combination, the Company has been identified as the acquirer for accounting purposes and the Karnes County Business was deemed to be the accounting "Predecessor". The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2018 to July 30, 2018 (the "2018 Predecessor Period") and the three and nine months ended September 30, 2017 ("2017 Predecessor Period") and the period on and after the consummation of the Business Combination, which is from July 31, 2018 to September 30, 2018 (the "Successor Period").

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

The Successor financial statements reflect a new basis of accounting for the assets and liabilities of the acquired company that is based on the fair value of the assets acquired and liabilities assumed. As a result, the statement of operations subsequent to the Business Combination includes depreciation and amortization expense on Magnolia's property, plant, and equipment balances made under the new basis of accounting. Therefore, the Company's financial information prior to the Business Combination is not comparable to its financial information subsequent to the Business Combination. Certain other items of income and expense are not comparable as a result of the following factors:

•
For the periods prior to July 31, 2018, the results of operations presented below reflect the results of solely the Predecessor when the Predecessor was not owned by the Company, and do not include the results of the Giddings Assets;

•
The results of operations of the Predecessor were not previously accounted for as the results of operations of a stand-alone legal entity, and accordingly have been carved out, as appropriate, for the periods presented. The results of operations of the Predecessor therefore include a portion of indirect costs for salaries and benefits, depreciation, rent, accounting, legal services, and other expenses. In addition to the allocation of indirect costs, the results of operations reflect certain agreements executed by the Karnes County Contributors for the benefit of the Successor, including price risk management instruments. These allocations may not be indicative of the cost of future operations or the amount of future allocations;

•
As a corporation, the Company is subject to federal income taxes at a statutory rate of 21% of pretax earnings whereas the Karnes County Contributors elected to be treated as individual partnerships for tax purposes. As a result, items of income, expense, gains and losses flowed through to the partners and were taxed at the partner level. Accordingly, no tax provision for federal income taxes is included in the financial statements of the Predecessor; and

•
On August 31, 2018, the Company completed the acquisition to purchase substantially all of the South Texas assets of Harvest Oil & Gas Corporation ("Harvest Acquisition") for approximately $133.3 million in cash and 4.2 million newly issued shares of the Company’s Class A Common Stock. The Harvest Acquisition added an undivided working interest across a portion of the Company's existing Karnes County Assets and the existing Giddings Assets.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of Magnolia's revenues for the periods indicated, as well as each period's respective average prices and production volumes. This table shows production on a Boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 barrel. This ratio is not reflective of the current price ratio between the two products.

	Successor	Predecessor
(In thousands, except per unit data)	July 31, 2018 through September 30, 2018	July 1, 2018 through July 30, 2018	Three Months Ended September 30, 2017
PRODUCTION VOLUMES:
Oil (MBbls)	2,023	897	1,562
Natural gas (MMcf)	5,047	1,153	2,094
NGLs (MBbls)	642	160	337
Total (MBoe)	3,506	1,249	2,248

Average daily production volume:
Oil (Bbls/d)	33,164	28,935	16,978
Natural gas (Mcf/d)	82,738	37,194	22,761
NGLs (Bbls/d)	10,525	5,161	3,663
Total (Boe/d)	57,475	40,290	24,435

REVENUES:
Oil revenues	$143,202	$68,487	$72,706
Natural gas revenues	14,201	3,646	6,925
Natural gas liquids revenues	21,153	4,754	6,984
Total revenues	178,556	$76,887	$86,615

AVERAGE PRICE:
Oil (per barrel)	$70.79	$76.35	$46.55
Natural gas (per Mcf)	2.81	3.16	3.31
NGLs (per barrel)	32.95	29.71	20.72

Oil revenues were 80%, 89% and 84% of the Company's total revenues from the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The total oil revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to higher average prices and from the inclusion of the Giddings assets, recent acquisitions and continued development. Oil production was 58%, 72% and 69% of total production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Natural gas revenues were 8%, 5% and 8% of the Company's total revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The total natural gas revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to an increase in production partially offset by lower average prices. The higher production volumes are primarily attributable to the Successor’s inclusion of the Giddings Assets and continued development. Natural gas production was 24%, 15% and 16% of total production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Natural gas liquid revenues were 12%, 6% and 8% of the Company's total revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Natural gas liquids production was 18%, 13% and 15% of total production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The increase in the Successor Period is primarily due to the natural gas liquid volumes attributable to the Giddings Assets.

Operating Expenses and Other Income (Expense). The following table summarizes the Company's operating expenses and other income (expense) for the periods indicated.

	Successor	Predecessor
(In thousands, except per unit data)	July 31, 2018 through September 30, 2018	July 1, 2018 through July 30, 2018	Three Months Ended September 30, 2017
OPERATING EXPENSES:
Lease operating expenses	$11,016	$3,681	$6,180
Gathering, transportation and processing	5,746	2,240	3,997
Taxes other than income	9,351	2,087	5,823
Exploration expenses	11,221	40	77
Asset retirement obligations accretion	391	21	87
Depreciation, depletion and amortization	67,478	23,157	27,124
General & administrative expenses	10,297	1,701	4,960
Transaction related costs	22,366	—	—
Total operating costs and expenses	$137,866	$32,927	$48,248

OTHER INCOME (EXPENSE):
Income from equity method investee	$309	$(345)	$(84)
Interest expense	(4,959)	—	—
Gain (loss) on derivatives, net	—	3,865	(1,648)
Other income (expense), net	(7,019)	24	—
Total other income (expense)	$(11,669)	$3,544	$(1,732)

AVERAGE OPERATING COSTS PER BOE:
Lease operating expenses	$3.14	$2.95	$2.75
Gathering, transportation and processing	1.64	1.79	1.78
Taxes other than income	2.67	1.67	2.59
Exploration costs	3.20	0.03	0.03
Asset retirement obligation accretion	0.11	0.02	0.04
Depreciation, depletion and amortization	19.25	18.54	12.07
General and administrative expenses	2.94	1.36	2.21
Transaction related costs	6.38	—	—

     Lease operating expenses (“LOE”) are the costs incurred in the operation of producing properties and certain workover costs and include expenses for utilities, direct labor, water disposal, workover rigs and workover expenses, materials and supplies. Lease operating expenses were $11.0 million, $3.7 million, and $6.2 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. Lease operating expenses were $3.14 per Boe, $2.95 per Boe, and $2.75 per Boe for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The increase in cost per Boe in the combined Successor Period and 2018 Predecessor Period compared to the 2017 Predecessor Period was primarily due to increased field service pricing resulting from rising commodity prices and increased activity.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and natural gas liquids to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and natural gas liquids produced as well as the cost of commodity processing. Gathering, transportation and processing costs were $5.7 million, $2.2 million, and $4.0 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates established by federal, state, and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $9.4 million, $2.1 million, and $5.8 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher taxes other than income incurred during the 2018 periods are primarily due to higher production with a corresponding increase in revenues. Taxes other than income were $2.67 per Boe, $1.67 per Boe, and $2.59 per Boe for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry holes and lease abandonment and delay rentals. Exploration expenses increased in the Successor Period from the Predecessor Periods to $11.2 million. The Company incurred $11.0 million in exploration expense in the Successor Period related to the purchase of seismic license continuation in connection with the Business Combination.

Asset retirement obligation accretion increased during the Successor Period as compared to the Predecessor Periods to $0.4 million. The higher asset retirement obligation accretion incurred during the Successor Period was driven by the inclusion of the Giddings Assets in the Successor Period. This resulted in higher accretion expense per Boe in the Successor period of $0.11 per Boe in the Successor Period, as compared to $0.02 per Boe, and $0.04 per Boe for the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Depreciation, depletion and amortization (“DD&A”) was $67.5 million, $23.2 million, and $27.1 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. DD&A was $19.25 per Boe for the Successor Period as compared to $18.54 per Boe and $12.07 per Boe for the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher rate per Boe for the Successor Period is due to Magnolia’s higher property, plant, and equipment balances recorded as a result of the new basis of accounting related to the Business Combination.

General and administrative ("G&A") expenses are costs incurred for overhead, including payroll and benefits for corporate staff, costs of maintaining a headquarters, IT expenses and audit and other fees for professional services, including legal compliance expenses. The Company will incur G&A related to the Services Agreement (the "Services Agreement") with EnerVest Operating Company L.L.C. ("EVOC"), in which EVOC will provide the Company's day-to-day field level and back office operations and support for the operation and development of the assets, subject to certain exceptions. As consideration for the services to be provided under the Services Agreement, EVOC is paid an annual net general and administrative fee of $23.6 million that is adjusted in accordance with industry standard inflationary measures. In addition, the Company will pay industry standard per well overhead payments to EVOC and will reimburse EVOC for certain costs the Company incurred by EVOC in performing the services. General and administrative expenses were $10.3 million, $1.7 million, and $5.0 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher general and administrative expenses incurred during the 2018 periods are primarily due to the Successor incurring certain additional G&A expenses related to fees payable to EVOC under the Services Agreement.

Transaction related costs are costs incurred during the Successor Period were $22.4 million. Transaction related costs incurred related to the execution of the Business Combination and Harvest Acquisition, including legal fees, consulting fees, accounting fees, and other transaction and facilitation costs.

Interest expense was $5.0 million for the Successor Period. Interest expense incurred in the Successor Period is due to interest and amortization of debt issuance costs related to the Company's 6.0% senior notes due 2026 (the "2026 Senior Notes") and the senior secured reserve-based revolving credit facility (the "RBL Facility").

Gain on derivatives, net was $3.9 million for the 2018 Predecessor Period as compared with a loss of $1.6 million for the 2017 Predecessor Period. This change was attributable to changes in future oil and natural gas prices.

Other expense of $7.0 million in the Successor Period included a loss of $6.7 million related to the difference in fair market value of the Giddings Purchase Agreement earnout as recorded in the Business Combination and the payment made to fully settle the earnout agreement on September 28, 2018.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of the Company's revenues for the periods indicated, as well as each period's respective average prices and production volumes.

	Successor	Predecessor
(In thousands, except per unit data)	July 31, 2018 through September 30, 2018	January 1, 2018 through July 30, 2018	Nine Months Ended September 30, 2017
PRODUCTION VOLUMES:
Oil (MBbls)	2,023	5,755	5,176
Natural gas (MMcf)	5,047	7,595	6,287
NGLs (MBbls)	642	1,097	937
Total (MBoe)	3,506	8,118	7,161

Average daily production volume:
Oil (Bbls/d)	33,164	27,146	18,960
Natural gas (Mcf/d)	82,738	35,825	23,029
NGLs (Bbls/d)	10,525	5,175	3,432
Total (Boe/d)	57,475	38,292	26,231

REVENUES:
Oil revenues	$143,202	$399,124	$240,778
Natural gas revenues	14,201	22,135	19,436
Natural gas liquids revenues	21,153	27,927	18,002
Total revenues	$178,556	$449,186	$278,216

AVERAGE PRICE:
Oil (per MBbls)	$70.79	$69.35	$46.52
Natural gas (per MMcf)	2.81	2.91	3.09
NGLs (per MBbls)	32.95	25.46	19.21

Oil revenues were 80%, 89% and 87% of the Company's total revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Oil revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to higher average prices and increased production. Oil production was 58%, 71% and 72% of total production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Natural gas revenues were 8%, 5% and 7% of the Company's total revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The total natural gas revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to an increase in production partially offset by lower average prices. Natural gas production was 24%, 16% and 15% of total production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The higher natural gas production volumes are primarily driven by the Successor’s inclusion of the Giddings Assets.

Natural gas liquid revenues were 12%, 6% and 6% of the Company's total revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Natural gas liquid revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to higher average prices and an increase in production primarily attributable to the Giddings Assets. Natural gas liquids production was 18%, 14% and 13% of total production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Operating Expenses and Other Income (Expense). The following table summarizes the Company's operating expenses and other income (expense) for the periods indicated.

	Successor	Predecessor
(In thousands, except per unit data)	July 31, 2018 through September 30, 2018	January 1, 2018 through July 30, 2018	Nine Months Ended September 30, 2017
OPERATING EXPENSES:
Lease operating expenses	$11,016	$23,513	$18,931
Gathering, transportation and processing	5,746	12,929	12,238
Taxes other than income	9,351	23,763	18,028
Exploration expenses	11,221	492	383
Asset retirement obligation accretion	391	104	175
Depreciation, depletion and amortization	67,478	137,871	88,844
General & administrative expenses	10,297	12,710	13,224
Transaction related costs	22,366	—	—
Total operating costs and expenses	$137,866	$211,382	$151,823

OTHER INCOME (EXPENSE):
Income from equity method investee	$309	$711	$(85)
Interest expense	(4,959)	—	—
Gain (loss) on derivatives, net	—	(18,127)	1,041
Other income (expense), net	(7,019)	(50)	(20)
Total other income (expense)	$(11,669)	$(17,466)	$936

AVERAGE OPERATING COSTS PER BOE:
Lease operating expenses	$3.14	$2.90	$2.64
Gathering, transportation and processing	1.64	1.59	1.71
Taxes other than income	2.67	2.93	2.52
Exploration costs	3.20	0.06	0.05
Asset retirement obligations accretion expense	0.11	0.01	0.02
Depreciation, depletion and amortization	19.25	16.98	12.41
General and administrative expenses	2.94	1.57	1.85
Transaction related costs	6.38	—	—

Lease operating expenses were $11.0 million, $23.5 million, and $18.9 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively and on a per unit basis were $3.14 per Boe, $2.90 per Boe, and $2.64 per Boe for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher LOE incurred during the 2018 periods are primarily due to general cost increases resulting from rising commodity prices and increased activity.

Gathering, transportation and processing costs were $5.7 million, $12.9 million, and $12.2 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher gathering, transportation and processing costs incurred during the 2018 periods are primarily due to increased production.

Taxes other than income were $9.4 million, $23.8 million, and $18.0 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher taxes other than income incurred during the 2018 periods are primarily due to higher production and a corresponding increase in revenues.

Exploration expenses were $11.2 million, $0.5 million, and $0.4 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The increase in exploration expenses is due to the purchase of a seismic license continuation in connection with the Business Combination.

Asset retirement obligation accretion was $0.4 million, $0.1 million, and $0.2 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher asset retirement obligation accretion incurred during the 2018 periods was a result of inclusion of the Giddings Assets and more wells in the 2018 period, as compared to the 2017 Predecessor Period, resulting in higher accretion expense per Boe in the Successor period of $0.11 per Boe as compared to $0.01 per Boe and $0.02 per Boe for the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

DD&A was $67.5 million, $137.9 million, and $88.8 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. DD&A was $19.25 per Boe, $16.98 per Boe, and $12.41 per Boe for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher DD&A rate per BOE for the Successor Period is due to Magnolia’s higher property, plant, and equipment balances recorded as a result of the new basis of accounting related to the Business Combination.

G&A expenses were $10.3 million, $12.7 million, and $13.2 million for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The higher G&A expenses incurred during the 2018 periods are primarily due to the Successor incurring certain additional G&A related to professional service fees as well as the Services Agreement fee payable to EVOC as referenced above.

Transaction related costs are costs incurred during the Successor Period were $22.4 million. Transaction related costs incurred related to the execution of the Business Combination and Harvest Acquisition, including legal fees, consulting fees, accounting fees, and other transaction and facilitation costs.

Income from equity method investees were $0.3 million and $0.7 million for the Successor Period and the 2018 Predecessor Period, respectively, and a loss of $0.1 million for the 2017 Predecessor Period. The increase is due to increased operations of the Ironwood equity method investment.

Gain on derivatives, net was $1.0 million for the 2017 Predecessor Period as compared with a loss of $18.1 million for the 2018 Predecessor Period. This change was attributable to changes in future oil and natural gas prices.

Other expense of $7.0 million in the Successor Period included a loss in the Successor Period of $6.7 million related to the difference in fair market value of the Giddings earnout as recorded in the initial Business Combination and the payment made to fully settle the earnout agreement on September 28, 2018.

Liquidity and Capital Resources

Magnolia's primary sources of liquidity and capital have been issuances of equity and debt securities and cash flows from operations. The Company's primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of the Company's oil and natural gas properties, and general working capital needs.

For the remainder of 2018, Magnolia believes that cash on hand, net cash flows generated from operations and borrowings under the RBL Facility will be adequate to fund Magnolia's capital budget and satisfy the Company's short-term liquidity needs.

The Company may also utilize borrowings under other various financing sources available to Magnolia, including the issuance of equity or debt securities through public offerings or private placements, to fund Magnolia's acquisitions and long-term liquidity needs. Magnolia's ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors including prevailing market conditions and the Company's financial condition.

As of September 30, 2018, the Company had $400.0 million of the 2026 Senior Notes outstanding and no outstanding borrowings related to the Company's RBL Facility. As of 2018, the Company has over $586.7 million of liquidity between the borrowing base capacity and cash on hand.

For additional information about the Company's long-term debt, such as interest rates and covenants, please see Note 9 - Long Term Debt contained herein.

Cash

At September 30, 2018, Magnolia had $36.7 million of cash and cash equivalents. The Company’s cash is maintained with a major financial institution in the United States. Deposits with this financial institution may exceed the amount of insurance provided on such deposits; however, the Company regularly monitors the financial stability of this financial institution and believes that they are not exposed to any significant default risk.

Sources and Uses of Cash

The following table presents the sources and uses of the Company’s cash for the periods presented:

	Successor	Predecessor
(In thousands)	July 31, 2018 through September 30, 2018	January 1, 2018 through July 30, 2018	Nine Months Ended September 30, 2017
Net cash provided by operating activities	$90,678	$284,812	$193,124
Net cash used in investing activities	(761,891)	(347,453)	(255,646)
Net cash provided by financing activities	707,905	62,641	62,522

Operating Activities

Operating cash flows are the Company’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset impairments, asset retirement obligation accretion expense, and deferred income tax expense. Net cash provided by operating activities was $90.7 million, $284.8 million and $193.1 million for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Net cash provided by operations for the Successor Period included oil and gas revenues reduced by one-time transaction costs of $22.4 million associated with the Business Combination and the Harvest Acquisition, exploration expense of $11.0 million associated with a one-time purchase of a seismic license and other operating expenditures.

Investing Activities

Cash used in investing activities was approximately $761.9 million in the Successor Period which included cash paid to effect the Business Combination of approximately $1.2 billion, $135.7 million for other acquisitions, a $26.0 million payment to the Giddings Sellers to fully settle an earnout agreement, and capital expenditures for oil and gas properties offset by proceeds withdrawn from the trust account the Company maintained prior to the Business Combination of approximately $656.1 million. Cash used in investing activities was $347.5 million and $255.6 million for the 2018 Predecessor Period and the 2017 Predecessor Period, respectively, and was comprised of capital expenditures for property and equipment of approximately $197.3 million and $188.2 million. Acquisitions of oil and gas properties for the 2018 Predecessor Period and 2017 Predecessor Period were approximately $150.1 million and $58.7 million, respectively.

Financing Activities

Cash provided by financing activities was $707.9 million in the Successor Period. Proceeds provided by the issuance of Class A Common Stock of approximately $355.0 million and proceeds from offering of the 2026 Senior Notes of $400.0 million were offset by cash payments of approximately $22.8 million for deferred underwriting compensation and $23.3 million for debt issuance costs. Cash provided by financing activities was $62.6 million and $62.5 million for the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Contractual Obligations and Commitments

As of September 30, 2018, amounts due under our contractual commitments were as follows:

Contractual Obligations (in thousands)	Note Reference	Total	Remainder of 2018	2019-2020	2021-2022	2023 & Beyond
On-Balance Sheet:
Debt, at face value	Note 9	$400,000	$—	$—	$—	$400,000
Interest payments (1)	Note 9	202,112	527	52,188	52,182	97,215
Off-Balance Sheet:
Purchase obligation (2)	Note 13	$25,467	$7,977	16,986	263	$241
Operating lease obligations (3)	Note 13	863	109	710	44	—
Service fee commitment (4)	Note 13	43,200	5,891	37,309	—	—
Total Contractual Obligations		$671,642	$14,504	$107,193	$52,489	$497,456

(1)	Interest payments include cash payments and estimated commitments fees on long-term debt obligations.

(2)
Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with firm transportation contracts and frac sand commitments.

(3)	Amounts include long-term lease payments for compressors, vehicles and office space.

(4)
On the Closing Date, the Company and EVOC entered into a Services Agreement, pursuant to which EVOC, under the direction of the Company’s management, will provide the Company's services identical to the services historically provided by EVOC in operating the Acquired Assets, including administrative, back office and day-to-day field level services reasonably necessary to operate the business of the Company and its assets, subject to certain exceptions. As consideration for the services to be provided under the Services Agreement, the Company will pay EVOC a fixed annual services fee of approximately $23.6 million. The annual services fee may be (a) increased or decreased to account for asset acquisitions and dispositions of assets, (b) increased to account for an increase in the rig count attributable to the assets and (c) decreased if the Company must perform any of such services itself because EVOC is unable or fails to do so. The term of the Services Agreement is five years, but the Services Agreement is subject to termination by either party after two years.

Off-Balance Sheet Arrangements

Magnolia enters into customary agreements in the oil and gas industry for field equipment, vehicles, and other obligations as described below in “Contractual Obligations” in this Item 2. Other than the off-balance sheet arrangements described herein, Magnolia does not have any off-balance sheet arrangements with unconsolidated entities that are reasonably likely to materially affect our liquidity or capital resource positions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under Magnolia's RBL Facility. Interest on borrowings under the RBL Facility is based on adjusted LIBOR plus or base rate plus an applicable margin as stated in the agreement. At September 30, 2018, the Company had no borrowings outstanding under Magnolia's RBL Facility.

Magnolia's 2026 Senior Notes bear interest at a fixed rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of the Company's credit risk. The fair value of Magnolia's 2026 Senior Notes was approximately $399.0 million at September 30, 2018, compared to the carrying value of $388.3 million.

Commodity Price Risk
The Company has not engaged in any hedging activities since Magnolia's inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Magnolia's primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot market prices for natural gas production. Pricing for oil, natural gas, and NGLs has been volatile and unpredictable for several years, and the Company expects this volatility to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the Successor Period would have increased (decreased) our revenues by approximately $12.1 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average gas price for the Successor Period would have increased (decreased) Magnolia's revenues by approximately $3.0 million on an annualized basis.
Item 4. Controls and Procedures.

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Business Combination on July 31, 2018 pursuant to which Magnolia obtained the Acquired Assets. Prior to the Business Combination, Magnolia was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company's operations prior to the business combination were insignificant compared to those of the consolidated entity post-Business Combination. The design and implementation of internal controls over financial reporting for the Company's post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of Magnolia's framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment on the effectiveness of Magnolia's disclosure controls and procedures as of September 30, 2018.

Changes to Internal Control Over Financial Reporting

As of September 30, 2018, the Company completed the Business Combination and is engaged in the process of the design and implementation of Magnolia's internal control over financial reporting in a manner commensurate with the scale of Magnolia's operations post-Business Combination.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors.

Factors that could cause the Company's actual results to differ materially from those in this report include any of the risks disclosed in our definitive proxy statement, which was filed with the SEC on July 2, 2018. Any of these factors could result in a significant or material adverse effect on Magnolia's business, results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the such risk factors. Additional risk factors not presently known to us or that the Company currently deem immaterial may also impair Magnolia's business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Magnolia currently intends to hold its first Annual Meeting of Stockholders (the “Annual Meeting”) on June 7, 2019, at a time and location to be determined and specified in our proxy statement related to the Annual Meeting.  Under the SEC’s rules, shareholders who have continuously held at least $2,000 in market value, or 1%, of the common stock of the Company for at least one year by the date they submit the proposal are eligible to submit a proposal.  We have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as of December 31, 2018. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by the Secretary of the Company at the Company’s offices at 1001 Fannin Street, Suite 400, Houston, TX 77002, on or before such date, and comply with the procedures and requirements set forth in Rule 14a-8 under the Exchange Act.

In accordance with the advance notice requirements contained in our bylaws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered to our Secretary no earlier than February 7, 2019, and no later than March 9, 2019. These shareholder notices also must comply with the requirements of our bylaws and will not be effective otherwise.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1*†
Contribution and Merger Agreement, dated as of March 20, 2018, by and among TPG Pace Energy Holdings Corp., TPG Pace Energy Parent LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., and EnerVest Energy Institutional Fund XIV-3A, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P. (incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K, as amended, filed on March 20, 2018 (File No. 001-38083)).

2.2*†
Amendment No. 1 to the Contribution and Merger Agreement, dated May 10, 2018, by and among TPG Pace Energy Holdings Corp., TPG Pace Energy Parent, LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., EnerVest Energy Institutional Fund XIV-3A, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P. (incorporated herein by reference to Exhibit 2.2 filed with the Quarterly Report on Form 10-Q filed on May 14, 2018 (File No. 001-38083)).

2.3*†
Amendment No. 2 to the Contribution and Merger Agreement, dated June 27, 2018, by and among TPG Pace Energy Holdings Corp., TPG Pace Energy Parent, LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., EnerVest Energy Institutional Fund XIV-3A, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P. (incorporated by reference to Exhibit 2.3 filed with the Quarterly Report on Form 10-Q filed on August 14, 2018 (File No. 001-38083)).

2.4*†
Purchase and Sale Agreement, dated as of March  20, 2018, by and among TPG Pace Energy Parent LLC, EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Holding, L.P., and EnerVest Wachovia Co-Investment Partnership, L.P. (incorporated herein by reference to Exhibit 2.2 filed with the Current Report on Form 8-K, as amended, filed on March 20, 2018 (File No. 001-38083)).

2.5*†
Membership Interest Purchase Agreement, dated as of March  20, 2018, by and among TPG Pace Energy Parent LLC, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P. and EnerVest Energy Institutional Fund XIV-C, L.P. (incorporated herein by reference to Exhibit 2.3 filed with the Current Report on Form 8-K, as amended, filed on March 20, 2018 (File No. 001-38083)).

2.6**†
Amendment No. 1 to the Purchase and Sale Agreement, dated September 28, 2018, by and among EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, LP., EnerVest Holding, L.P., EnerVest Wachovia Co-Investment Partnership, L.P.

3.1*
Second Amended and Restated Certificate of Incorporation of the Company, dated as of July 31, 2018 (incorporated herein by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed on August 6, 2018 (File No. 001-38083)).

3.2*	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registration Statement on Form S-1 filed on April 17, 2017 (File No. 333-217338)).

4.1*	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registration Statement on Form S-1 filed on April 17, 2017 (File No. 333-217338)).

4.2*	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registration Statement on Form S-1 filed on April 17, 2017 (File No. 333-217338)).

Exhibit Number	Description
4.3*
Warrant Agreement, dated as of May 4, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Current Report on Form 8-K filed on May 10, 2017 (File No. 001-38083)).

4.4*
Indenture, dated as of July 31, 2018, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

4.5*
Registration Rights Agreement, dated as of July 31, 2018, by and among Magnolia Oil & Gas Corporation, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A,L.P., EnerVest Energy Institutional Fund XIV-3A, L.P., EnerVest Energy Institutional Fund XIV-C, L.P., TPG Pace Energy Sponsor, LLC, Arcilia Acosta, Edward Djerejian, Chad Leat and Dan F. Smith (incorporated herein by reference to Exhibit 4.2 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

4.6*
Stockholder Agreement, dated as of July 31, 2018, by and among Magnolia Oil & Gas Corporation, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A,L.P., EnerVest Energy Institutional Fund XIV-3A, L.P., EnerVest Energy Institutional Fund XIV-C, L.P. and TPG Pace Energy Sponsor, LLC (incorporated herein by reference to Exhibit 4.3 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.1*
Credit Agreement, dated as of July 31, 2018, by and among Magnolia Oil & Gas Intermediate LLC (f/k/a TPG Pace Energy Intermediate LLC), Magnolia Oil & Gas Operating LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent, as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.2*
Amended and Restated Limited Liability Company Agreement of Magnolia Oil & Gas Parent LLC, dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.3*
Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating L.L.C., dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.5 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.4*
Non-Competition Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Ltd., dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.3 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.5*	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.6*	Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.7*
Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.8*
Form of Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.9*
Form of Non-Employee Director Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.9 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

10.10*	Director Compensation Program (incorporated herein by reference to Exhibit 10.10 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.

**	Filed herewith.

***	Furnished herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: November 13, 2018	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Christopher G. Stavros
Christopher G. Stavros
Chief Financial Officer (Principal Financial Officer)