Form 10-Q
period 2019-03-31
Magnolia Oil & Gas Corp
filed 2019-05-07
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38083

Magnolia Oil & Gas Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5365682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Nine Greenway Plaza, Suite 1300 Houston, TX	77046
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 842-9050

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	MGY	New York Stock Exchange
Warrants to purchase Class A Common Stock	MGY.WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2019, there were 155,837,168 shares of Class A Common Stock, $0.0001 par value per share, and 91,789,814 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Magnolia Oil & Gas Corporation
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$76,307	$135,758
Accounts receivable	107,388	140,284
Drilling advances	12,858	12,259
Other current assets	6,692	4,058
Total current assets	203,245	292,359
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,462,223	3,250,742
Other	179	360
Accumulated depreciation, depletion and amortization	(293,858)	(177,898)
Total property, plant and equipment, net	3,168,544	3,073,204
OTHER ASSETS
Deferred financing costs, net	10,154	10,731
Equity method investment	19,261	18,873
Intangible assets, net	34,730	38,356
Other long-term assets	2,039	—
TOTAL ASSETS	$3,437,973	$3,433,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$181,992	$196,357
Other current liabilities	2,468	1,004
Total current liabilities	184,460	197,361
LONG-TERM LIABILITIES:
Long-term debt, net	388,928	388,635
Asset retirement obligations, net of current	89,218	84,979
Deferred taxes, net	58,096	54,593
Other long-term liabilities	694	—
Total long-term liabilities	536,936	528,207

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Class A Common stock, $0.0001 par value, 1,300,000 shares authorized, 155,837 shares issued and outstanding	16	16
Class B Common stock, $0.0001 par value, 225,000 shares authorized, 91,790 shares issued and outstanding	9	9
Additional paid-in capital	1,636,655	1,641,237
Retained earnings	48,533	35,507
Noncontrolling interest	1,031,364	1,031,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,437,973	$3,433,523
The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Operations (Unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
REVENUES:
Oil revenues	$171,654	$154,156
Natural gas revenues	27,375	8,374
Natural gas liquids revenues	19,645	9,782
Total revenues	218,674	172,312

OPERATING EXPENSES
Lease operating expenses	21,518	9,286
Gathering, transportation and processing	9,315	4,478
Taxes other than income	14,401	8,769
Exploration expense	2,476	102
Asset retirement obligation accretion	1,328	96
Depreciation, depletion and amortization	115,946	51,361
Amortization of intangible assets	3,626	—
General and administrative expenses	16,196	5,708
Transaction related costs	353	—
Total operating costs and expenses	185,159	79,800

OPERATING INCOME	33,515	92,512

OTHER INCOME (EXPENSE):
Income from equity method investee	388	368
Interest expense	(7,416)	—
Loss on derivatives, net	—	(7,192)
Other income (expense), net	1	124
Total other income (expense)	(7,027)	(6,700)

INCOME BEFORE INCOME TAXES	26,488	85,812
Income tax expense	3,775	446
NET INCOME	22,713	85,366
LESS: Net income attributable to noncontrolling interest	9,687	—
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$13,026	$85,366

NET INCOME PER COMMON SHARE
Basic	$0.08
Diluted	$0.08
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	156,322
Diluted	158,140
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Combined Statement of Changes in Parents’ Net Investment (Unaudited)
(in thousands)

Predecessor
BALANCE, DECEMBER 31, 2017	$1,597,838
Parents’ contribution, net	133,117
Net income	85,366
Balance – March 31, 2018	$1,816,321

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Successor) (Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense	—	—	—	—	2,432	—	2,432	—	2,432
Changes in ownership interest adjustment	—	—	—	—	(919)	—	(919)	832	(87)
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	(6,095)	(19,150)	(25,245)
Contributions from noncontrolling interest owner	—	—	—	—	—	—	—	8,809	8,809
Net income	—	—	—	—	—	13,026	13,026	9,687	22,713
Balance, March 31, 2019	155,837	$16	91,790	$9	$1,636,655	$48,533	$1,685,213	$1,031,364	$2,716,577
The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Cash Flows (Unaudited) (in thousands)

	Successor	Predecessor
	For the three months ended March 31, 2019	For the three months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,713	$85,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	115,946	51,361
Amortization of intangible assets	3,626	—
Exploration expense, non-cash	483	—
Asset retirement obligations accretion expense	1,328	96
Amortization of deferred financing costs	871	—
Non-cash interest expense	4,011	—
Loss on derivatives, net	—	7,192
Cash settlements of matured derivative contracts	—	(2,196)
Deferred taxes	3,415	(118)
Stock based compensation	2,432	—
Other	(393)	(368)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	5,012	(35,484)
Prepaid expenses and other assets	(618)	—
Accounts payable and accrued liabilities	(41,054)	(1,271)
Drilling advances	(599)	—
Other assets and liabilities, net	(611)	35
Net cash provided by operating activities	116,562	104,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of EnerVest properties, final settlement	4,250	—
Acquisitions, other	(53,326)	(150,139)
Additions to oil and natural gas properties	(134,435)	(87,591)
Other investing	197	—
Net cash used in investing activities	(183,314)	(237,730)

CASH FLOW FROM FINANCING ACTIVITIES:
Parents’ contribution, net	—	133,117
Partner contribution	7,301	—
Net cash provided by financing activities	7,301	133,117

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,451)	—
CASH AND CASH EQUIVALENTS – Beginning of period	135,758	—
CASH AND CASH EQUIVALENTS – End of period	$76,307	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental non-cash investing and financing activity
Accruals or liabilities for capital expenditures	11,144	39,532
Supplemental non-cash lease operating activities
Right-of-use assets obtained in exchange for operating lease obligations	2,516	—

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

On March 15, 2018, the Company formed three wholly owned subsidiaries: Magnolia Oil & Gas Parent LLC (“Magnolia LLC”), Magnolia Oil & Gas Intermediate LLC (“Magnolia Intermediate”), and Magnolia Oil & Gas Operating LLC (“Magnolia Operating”), all of which are Delaware limited liability companies formed in contemplation of the Business Combination (as defined herein).

Business Combination

On July 31, 2018 (the “Closing Date”), the Company and Magnolia LLC, consummated the acquisition of the following:

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

•
certain right, title and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk (the “Giddings Assets”) pursuant to that certain Purchase and Sale Agreement (the “Giddings Purchase Agreement”) by and among Magnolia LLC and certain affiliates of EnerVest (the “Giddings Sellers”); and

•
a 35% membership interest (the “Ironwood Interests”) in Ironwood Eagle Ford Midstream, LLC (“Ironwood”), a Texas limited liability company, which owns an Eagle Ford gathering system, pursuant to that certain Membership Interest Purchase Agreement (together with the transactions contemplated by the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the “Business Combination Agreements” and the transactions contemplated thereby, the “Business Combination”), by and among Magnolia LLC and certain affiliates of EnerVest (the “Ironwood Sellers”).

The Company consummated the Business Combination for aggregate consideration of approximately $1.2 billion in cash, 31.8 million shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), and 83.9 million shares of the Company’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), and a corresponding number of units in Magnolia LLC (the “Magnolia LLC Units”), as well as certain earnout rights payable in a combination of cash and additional equity securities in the Company. In connection with the Business Combination, Magnolia issued and sold 35.5 million shares of Class A Common Stock in a private placement to certain qualified institutional buyers and accredited investors for gross proceeds of $355.0 million (the “PIPE Investment”). In addition, Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating (“Finance Corp.” and, together with Magnolia Operating, the “Issuers”), issued and sold $400.0 million aggregate principal amount of 6.0% Senior Notes due 2026 (the “2026 Senior Notes”). The proceeds of the PIPE Investment and the offering of 2026 Senior Notes were used to fund a portion of the cash consideration required to effect the Business Combination.

Business Operations and Strategy

Magnolia is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil, natural gas and NGL reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company is the acquirer in the Business Combination for accounting purposes and the Karnes County Business, the Giddings Assets, and the Ironwood Interests are the acquirees. The Karnes County Business, including as applicable, its ownership of the Ironwood Interests, was deemed the “Predecessor” for periods prior to the Business Combination, and does not include the consolidation of the Company and the Giddings Assets. Although the Karnes County Contributors are not under common control, each are managed by the same managing general partner, EnerVest, and as such, these Predecessor financial statements have been presented on a combined basis for financial reporting purposes.

For the period on or after the Business Combination, the Company, including the combination of the Karnes County Business, the Giddings Assets, and the Ironwood Interests, is the “Successor.” The financial statements and certain footnote presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the Business Combination, which includes the three months ended March 31, 2018 (the “Predecessor Period”) and the period after the Business Combination (the “Successor Period”), which includes the three months ended March 31, 2019. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed. As a result of the inclusion of the Giddings Assets, the new basis of accounting, and certain other items that affect comparability, the Company’s financial information prior to the Business Combination is not comparable to its financial information subsequent to the Business Combination.

The assets, liabilities, revenues, expenses and cash flows related to the Karnes County Business were not previously separately accounted for as a standalone legal entity and have been carved out of the overall assets, liabilities, revenues, expenses and cash flows from the Karnes County Contributors as appropriate. In addition, Parents’ Net Investment represents the Karnes County Contributors’ interest in the recorded net assets of the Karnes County Business and represents the cumulative net investment of the Karnes County Contributors’ in the Karnes County Business through the dates presented, inclusive of cumulative operating results.

The Karnes County Contributors utilize EnerVest’s centralized processes and systems for its treasury services and the Karnes County Business’ cash activity was commingled with other oil and gas assets that were not part of the Business Combination. As such, the net results of the cash transactions between the Karnes County Business and the Karnes County Contributors are reflected as Parents’ Net Investment in the accompanying Predecessor balance sheet.

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

Corporate G&A - EnerVest, as managing general partner of the Karnes County Contributors, provides management, accounting, and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors’ investor commitments, which were used, in part, to acquire the Karnes County Business as well as other oil and natural properties that were not part of the Business Combination. As such, the management fee was allocated to the Karnes County Business using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors, for the Predecessor Period.

Derivatives - Certain Karnes County Contributors entered into financial instruments to manage the Karnes County Business’ exposure to changes in commodity prices for the Karnes County Business as well as other oil and natural gas properties that were not part of the Business Combination, on a combined basis. The commodity derivative activity was allocated to the Karnes County Business using a ratio of expected crude oil and condensate, natural gas liquids (“NGLs”), and natural gas volumes produced, on an equivalents basis, by the Karnes County Business to the Karnes County Contributors’ total expected crude oil and condensate, NGLs, and natural gas produced, on an equivalents basis, for the Predecessor Period.

Indebtedness - The Karnes County Business’ did not historically have outstanding indebtedness, but its oil and natural gas properties were collateral to various credit facilities held by the Karnes County Contributors/EnerVest. Amounts outstanding on these credit facilities have not been allocated to the Karnes County Business as they were not directly attributable to the Karnes County Business.

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

The accompanying unaudited interim consolidated and combined financial statements have been prepared in accordance with GAAP and in accordance with the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year or any future periods. The unaudited interim consolidated financial statements, including the Predecessor financial statements, should be read in conjunction with the information included in or incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2. Summary of Significant Accounting Policies

As of March 31, 2019, the Company’s significant accounting policies are consistent with those discussed in Note 2 - Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which requires lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company elected the package of transition practical expedients provided by the new standard that allow the Company to not reassess under the new standard its prior conclusions about lease identification, classification related to contracts that commenced prior to adoption, and to apply the standard prospectively to all new or modified land easements and rights-of-way. The Company has also elected a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

Magnolia adopted this standard on January 1, 2019 and recognized right of use assets and lease liabilities for certain commitments primarily related to real estate, vehicles, and field equipment, while prior reporting periods are presented in accordance with historical accounting treatment under ASC Topic 840, Leases (“ASC 840”). The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of March 31, 2019. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. For more information, refer to Note 10 - Leases.
3. Acquisitions

Acquisitions (Successor)
Highlander Acquisition

In the first quarter of 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana (“Highlander Well”) and 31.1 million royalty trust units in the Gulf Coast Ultra Deep Royalty Trust from McMoRan Oil & Gas, LLC. Highlander paid cash consideration of approximately $51.9 million, net of customary closing adjustments, for such interests. MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander. The transaction was accounted for as an asset acquisition.
EnerVest Business Combination

As discussed in Note 1 - Description of Business and Basis of Presentation, on July 31, 2018, the Company consummated the Business Combination contemplated by the Business Combination Agreements. The Business Combination Agreements and the Business Combination were approved by the Company’s stockholders on July 17, 2018. At the closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of the Company’s Class B Common Stock and an equivalent number of Magnolia LLC

Units, which, together, are exchangeable on a one-for-one basis for shares of the Company’s Class A Common Stock, subject to certain conditions; 31.8 million shares of Class A Common Stock; and approximately $911.5 million in cash. The Giddings Sellers received approximately $282.7 million in cash, after customary purchase price adjustments. The Ironwood Sellers received $25.0 million in cash in exchange for the Ironwood Interests. On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Contribution and Merger Agreement and as otherwise agreed to by the parties, with Magnolia receiving a net cash payment of $4.3 million and the Karnes County Contributors forfeiting 0.5 million shares of Class A Common Stock, 1.6 million shares of Class B Common Stock to Magnolia, and a corresponding number of Magnolia LLC Units.

The Business Combination has been accounted for using the acquisition method. The acquisition method of accounting is based on ASC 805 “Business Combinations,” and uses the fair value concepts defined in ASC 820. ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date by the Company.

Contingent Consideration

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the Closing Date, the Karnes County Contributors were entitled to receive an aggregate of up to 13.0 million additional shares of Class A Common Stock or shares of Class B Common Stock (and a corresponding number of Magnolia LLC Units) based on certain EBITDA and free cash flow or stock price thresholds. As of December 31, 2018, the Company had met the defined stock price thresholds and, as a result, the Company had issued an aggregate of 3.6 million additional shares of Class A Common Stock and 9.4 million additional shares of Class B Common Stock to the Karnes County Contributors and Magnolia LLC issued an additional 9.4 million Magnolia LLC Units to the Karnes County Contributors.

Pursuant to the Giddings Purchase Agreement, until December 31, 2021, the Giddings Sellers were entitled to receive an aggregate of up to $47.0 million in cash earnout payments based on certain net revenue thresholds. On September 28, 2018, the Company paid the Giddings Sellers a cash payment of $26.0 million to fully settle the earnout obligation.

The purchase consideration for the Business Combination was as follows:

(in thousands)
Purchase Consideration:
Cash consideration	$1,214,966
Stock consideration (1)	1,398,238
Fair value of contingent earnout purchase consideration (2)	169,000
Total purchase price consideration	$2,782,204

(1)
At closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of Class B Common Stock and 31.8 million shares of Class A Common Stock (and a corresponding number of Magnolia LLC Units). On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Contribution and Merger Agreement as agreed to by the parties, with the Karnes County Contributors forfeiting 2.1 million shares of Class A and Class B Common Stock to Magnolia (and a corresponding number of Magnolia LLC Units).

(2)
Pursuant to ASC 805, ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging,” the Karnes County earnout consideration was valued at fair value as of the Closing Date and was classified in stockholders’ equity. The Giddings earnout was valued at fair value as of the Closing Date and was classified as a liability. The fair value of the earnouts was determined using the Monte Carlo simulation valuation method based on Level 3 inputs in the fair value hierarchy.

The following table summarizes the allocation of the purchase consideration to the assets and liabilities assumed on the acquisition date:

(in thousands)
Fair value of assets acquired (1)
Accounts receivable	$61,790
Other current assets	2,853
Oil and natural gas properties (2)	2,813,140
Ironwood equity investment	18,100
Total fair value of assets acquired	2,895,883
Fair value of liabilities assumed
Accounts payable and other current liabilities	(65,908)
Asset retirement obligations	(34,132)
Deferred tax liability	(13,639)
Fair value of net assets acquired	$2,782,204

(1)
The total purchase consideration allocation above is preliminary. Any changes within the measurement period, including working capital adjustments, may change the allocation of the purchase consideration. The allocation of the purchase consideration and related tax impact assessments are to be completed within twelve months of the Closing Date and could impact on the components of the purchase consideration allocation.

(2)
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

The Company incurred $25.0 million in transaction costs associated with the Business Combination. The Company also incurred a total of $23.5 million of debt issuance costs in connection with the consummation of the Business Combination related to the establishment of the RBL Facility (as defined herein) and the issuance of the 2026 Senior Notes.

Non-Compete

On the Closing Date, the Company and EnerVest, separate and apart from the Business Combination, entered into a non-compete agreement (the “Non-Compete”) restricting EnerVest and certain of its affiliates from competing with the Company in certain counties comprising the Eagle Ford Shale following the Closing Date. An affiliate of EnerVest will have the right to receive 4.0 million shares of Class A Common Stock issuable in two tranches of 2.0 million shares in two and one half and four years from the Closing Date, respectively, provided EnerVest does not compete with Magnolia in the Eagle Ford Shale until the later of July 31, 2022 or the date the Services Agreement is terminated. For more discussion on the Non-Compete, refer to Note 6 - Intangible Assets.
Harvest Acquisition

On August 31, 2018, the Company completed the acquisition of substantially all of Harvest Oil & Gas Corporation’s South Texas assets for approximately $133.3 million in cash and 4.2 million newly issued shares of the Company’s Class A Common Stock for a total consideration of $191.5 million, net of customary closing adjustments. The acquisition added an undivided working interest across a portion of Magnolia’s existing Karnes County Assets and all of the Company’s existing Giddings Assets. On March 14, 2019, Magnolia consummated the final settlement with Harvest receiving a cash payment of $1.4 million.

The following table summarizes the allocation of the purchase consideration to the assets and liabilities assumed:

(in thousands)
Fair value of assets acquired
Other current assets	$1,290
Oil and natural gas properties (1)	201,337
Total fair value of assets acquired	202,627
Fair value of liabilities assumed
Asset retirement obligations and other current liabilities	(9,666)
Fair value of net assets acquired	$192,961

(1)
The fair value measurements of oil and natural gas properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management at the time of the valuation.

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
$150,139

4. Derivative Instruments and Hedging Activities (Predecessor)

The Company’s activities expose it to risks associated with changes in the market price of oil, natural gas, and NGLs. As such, future earnings are subject to fluctuation due to changes in the market price of oil, natural gas, and NGLs. The Company has not engaged in any hedging activities and does not expect to engage in any hedging activities with respect to the market risk to which the Company is exposed. The Karnes County Contributors, on behalf of the Predecessor, used derivatives to reduce the risk of volatility in the prices of oil, natural gas, and NGLs and their policies did not permit the use of derivatives for speculative purposes.

The Predecessor elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of the Predecessor's derivatives were recorded immediately to earnings as “Loss on derivatives, net” in the combined statements of operations. During the quarter ended March 31, 2018, the Predecessor incurred a loss on derivatives of $7.2 million.

5. Fair Value Measurements

Certain of the Company’s assets and liabilities are carried at fair value and measured either on a recurring or non-recurring basis. The Company’s fair value measurements are based either on actual market data or assumptions that other market participants would use in pricing an asset or liability in an orderly transaction, using the valuation hierarchy prescribed by GAAP under ASC 820.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II - Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III - Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

Fair Values - Recurring (Predecessor)

The Predecessor’s derivatives consisted of over-the-counter contracts that were not traded on a public exchange. As the fair value of these derivatives was based on inputs using market prices obtained from independent brokers or determined using quantitative models that used as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions, the Predecessor categorized these derivatives as Level 2. The Predecessor valued these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves. Estimates of fair value have been determined at discrete points in time based on relevant market data. Furthermore, fair values are adjusted to reflect the credit risk inherent in the transaction, which may have included amounts to reflect counterparty credit quality and/or the effect of the Predecessor’s creditworthiness.

Fair Values - Nonrecurring

The fair value measurements of assets acquired and liabilities assumed in a business combination are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties includes estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 3 - Acquisitions for additional information.

Debt Obligations

Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheet as of March 31, 2019 is as follows:

	March 31, 2019
(In thousands)	Carrying Value	Fair Value
Long-term debt	$388,928	$404,000

The fair value of the 2026 Senior Notes at March 31, 2019 was based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

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

6. Intangible Assets

Non-Compete Agreement

On the Closing Date, the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which prohibits EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until the later of July 31, 2022 or the date the Services Agreement is terminated. Under the Non-Compete, an affiliate of EnerVest will have the right to receive 4.0 million shares of Class A Common Stock in two tranches of 2.0 million shares in two and one half and four years from the Closing Date, respectively, provided EnerVest does not compete in the Market Area.

The Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the Company’s consolidated balance sheet. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. The Company includes the amortization in “Amortization of intangible assets” on the Company’s consolidated statement of operations.

(In thousands)	March 31, 2019
Non-compete intangible assets	$44,400
Accumulated amortization	(9,670)
Intangible assets, net	$34,730
Weighted average amortization (years)	3.25

7. Asset Retirement Obligation

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

(in thousands)	For the Quarter Ended March 31, 2019
Asset retirement obligations, beginning of period	$85,983
Liabilities incurred and assumed	3,873
Liabilities settled	(837)
Accretion expense	1,328
Asset retirement obligations, end of period	90,347
Less: Current portion	1,129
Asset retirement obligation, long-term	$89,218

Asset retirement obligations (“ARO”) reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the fair value calculation of ARO are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted discount rates and timing of settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liability, a corresponding offsetting adjustment is made to the oil and natural gas property balance.

8. Income Taxes

The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Magnolia and its subsidiaries operate. The tax effects of statutory rate changes, significant unusual or infrequent items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of the Company’s annual effective tax rate as such items are recognized as discrete items in the period in which they occur.

Income tax expense recorded for the period is based on applying an estimated annual effective income tax rate to the net income from January 1, 2019 through March 31, 2019. There were no significant unusual or infrequently occurring items that are required to be recorded as discrete items as of March 31, 2019. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Company’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interest, permanent and temporary differences, and the likelihood of recovering deferred tax assets in the current year. The accounting estimates used to compute the income tax expense may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes. For the three months ended March 31, 2019, the Company incurred U.S. federal income tax expense of approximately $3.5 million. The Company’s annual effective tax rate as of March 31, 2019 was 14.2%. The primary differences between the annual effective tax rate and the statutory rate of 21.0% were income attributable to noncontrolling interest and state taxes.

The Company’s income tax provision (benefit) consists of the following components:

	Successor	Predecessor
(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Current:
Federal	$177	$—
State	183	564
	360	564
Deferred:
Federal	3,361	—
State	54	(118)
	3,415	(118)
Total provision	$3,775	$446

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas as well as Louisiana corporate income tax. No amounts have been accrued for income tax uncertainties or interest and penalties as of March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

9. Long Term Debt (Successor)

The Company’s debt is comprised of the following:

(In thousands)	March 31, 2019
Revolving credit facility	$—
6.0% Senior Notes due 2026	400,000
Total long-term debt	400,000

Less: unamortized deferred financing cost	(11,072)
Total debt, net	$388,928

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into a senior secured reserve-based revolving credit facility (the “RBL Facility”) among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of March 31, 2019 was $550.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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
The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, current ratio of 1.00 to 1.00. As of March 31, 2019, the Company was in compliance with all covenants (including the financial covenants) under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense” in the Company’s consolidated statement of operations.

During the period ended March 31, 2019, the Company recognized interest expense of $1.1 million related to the RBL Facility. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying unaudited consolidated balance sheet as of March 31, 2019.

The Company did not have any outstanding borrowings under its RBL Facility as of March 31, 2019.
2026 Senior Notes

On the Closing Date, the Issuers issued and sold $400.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes were issued under the Indenture, dated as of the Closing Date (the “Indenture”), by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee. The 2026 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia Operating and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company.

The 2026 Senior Notes will mature on August 1, 2026. The 2026 Senior Notes bear interest at the rate of 6.0% per annum, payable semi-annually in arrears on each February 1st and August 1st.

At any time prior to August 1, 2021, the Issuers may, on any one or more occasions, redeem all or a part of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make whole” premium on accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized, are amortized using the effective interest method over the term of the 2026 Senior Notes, and are included in “Interest expense” in the Company’s consolidated statement of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as Long-term debt, net on the consolidated balance sheet as of March 31, 2019. During the three months ended March 31, 2019, the Company recognized interest expense of $6.3 million, related to the 2026 Senior Notes.

Affiliate Guarantors

Certain wholly-owned subsidiaries of the Company are guarantors under the terms of its Senior Notes and RBL Facility. The parent guarantees may be released upon the request of Magnolia Operating. Magnolia’s consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company, Magnolia has no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several. There are restrictions on dividends, distributions, loans or other transfers of funds from the subsidiary guarantors to the Company.

10. Leases

Magnolia’s leases primarily consist of real estate, vehicles, and field equipment. The Company’s leases have remaining lease terms of up to 9 years, some of which include options to renew or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. Magnolia’s lease agreements do not contain any residual value guarantees or restrictive covenants.

As most of Magnolia’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

(In thousands)	March 31, 2019
Operating Leases
Operating lease assets	$2,039

Operating lease liabilities - current	$1,340
Operating lease liabilities - long-term	694
Total operating lease liabilities	$2,034

Weighted Average Remaining Lease Term (in years)	1.88
Weighted Average Discount Rate	4.4%

For the quarter-ended March 31, 2019, the Company incurred $0.5 million of lease costs for operating leases included on the Company’s balance sheet, $9.3 million for short-term lease costs and $1.3 million for variable lease costs. Cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases is $0.5 million.
Maturities of lease liabilities as of March 31, 2019 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities(1)	Operating Leases
2019 (remaining)	$1,393
2020	509
2021	136
2022	14
2023	15
After 2023	53
Total lease payments	$2,120
Less: interest	(86)
Present value of lease liabilities	$2,034

(1)
As of December 31, 2018, minimum future contractual payments for long-term operating leases under the scope of ASC 840 were $881 thousand in 2019, $646 thousand in 2020, $198 thousand in 2021, $14 thousand in 2022, $15 thousand in 2023 and $63 thousand thereafter.

11. Stockholders’ Equity

Class A Common Stock

In connection with the closing of the Business Combination, the Company increased the number of authorized shares of Class A Common Stock to 1.3 billion. At March 31, 2019, there were 155.8 million shares of Class A Common Stock issued and outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held.

There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement (defined below). In the event of a liquidation, dissolution or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

In connection with the closing of the Business Combination, the Company authorized 225.0 million shares of Class B Common Stock. At March 31, 2019, there were 91.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Warrants

As of March 31, 2019, the Company had 31.7 million warrants outstanding, consisting of 21.7 million public warrants originally sold as part of the units sold in the Company’s initial public offering (the “IPO”) and 10.0 million warrants (the “Private Placement Warrants”) sold in a private placement concurrently with the IPO to the TPG Pace Energy Sponsor LLC, a Delaware limited liability company (the “Sponsor”). Each whole warrant entitles the holder to purchase one whole share of Class A Common Stock for $11.50 per share. The warrants became exercisable on August 30, 2018 and will expire on July 31, 2023 or earlier upon redemption or liquidation. The Company may redeem the outstanding warrants at a price of $0.01 per existing warrant, if the last sale price of Magnolia’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before Magnolia sends the notice of redemption to the warrant holders. The Private Placement Warrants, however, are non-redeemable so long as they are held by the Sponsor or its permitted transferees.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries include amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock, exercise of warrants, and conversion of Class B Common Stock to Class A Common Stock. As of March 31, 2019, Magnolia owned approximately 62.9% of the interest in Magnolia LLC and the noncontrolling interest was 37.1%. In the first quarter of 2019, Magnolia Operating formed a joint venture, in which MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units, with the remaining 15% attributable to noncontrolling interest.

12. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (the “Plan”), effective as of July 17, 2018. A total of 11.8 million shares of Class A Common Stock have been authorized for issuance under the Plan. The Company granted employees stock based compensation awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to enhance the Company and its affiliates’ ability to attract, retain and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized within general and administrative expense on the consolidated statement of operations. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs granted. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period, the vesting period, for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested restricted shares at March 31, 2019 was $14.1 million, which the Company expected to recognize over a weighted average period of 1.5 years.

The table below summarizes restricted stock unit activity for the three months ended March 31, 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units, beginning of period	807,431	$13.97
Granted	438,261	$12.52
Vested	—	—
Forfeited	—	—
Unvested restricted stock units, end of period	1,245,692	$13.46

Performance Stock Units

During the three months ended March 31, 2019, the Company granted PSUs to employees with each PSU representing the contingent right to receive one share of Class A Common Stock. However, the number of shares of Class A Common Stock issuable upon vesting ranges from zero to 150% of the number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over an approximate three-year performance period, the last day of which is also the vesting date. Unrecognized compensation expense related to unvested PSUs at March 31, 2019 was $8.9 million, which the Company expected to recognize over a weighted average period of 2.3 years.

The table below summarizes performance stock award and unit activity for the three months ended March 31, 2019.

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested performance stock units, beginning of period	475,313	$14.58
Granted	260,720	$13.84
Vested	—	—
Forfeited	—	—
Unvested performance stock units, end of period	736,033	$14.32

The grant date fair value of the PSUs, calculated using the Monte Carlo simulation was $3.6 million. The following table summarizes the assumptions used to calculate the grant date fair value of the PSUs granted February 25, 2019.

As of February 25, 2019 Grant Date Fair Value Assumptions
Expected term (in years)	2.85
Expected volatility	33.61%
Risk-free interest rate	2.48%

13. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows. No such computation is necessary for the Predecessor periods as the Predecessor was not previously accounted for as a standalone legal entity and did not have publicly traded securities.

(in thousands)	For the three months ended March 31, 2019
Basic:
Net Income attributable to Class A Common Stock	$13,026
Weighted average number of common shares outstanding during the period	156,322
Net income per common share - basic	$0.08

Diluted:
Net Income attributable to Class A Common Stock	$13,026
Basic weighted average number of common shares outstanding during the period	156,322
Add: Dilutive effect of warrants and stock based compensation	1,818
Diluted weighted average number of common shares outstanding during the period	158,140
Net income per common share - diluted	$0.08

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding. For the period presented, the Company excluded 93.3 million shares of Class A Common Stock issuable upon conversion of the Class B Common Stock (and the corresponding Magnolia LLC Units), as the effect was anti-dilutive.

14. Related Party Transactions

As of March 31, 2019, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

Amended and Restated Limited Liability Company Agreement of Magnolia LLC

On the Closing Date, the Company, Magnolia LLC and certain of the Karnes County Contributors entered into Magnolia LLC’s amended and restated limited liability company agreement, which sets forth, among other things, the rights and obligations of the holders of units in Magnolia LLC. Under the Magnolia LLC Agreement, the Company is the sole managing member of Magnolia LLC.

Registration Rights Agreement

At the closing of the Business Combination, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Karnes County Contributors, the Sponsor, and the Company’s four independent directors prior to the Business Combination (collectively, the “Holders”), pursuant to which the Company is obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act all or any portion of the shares of Class A Common Stock that the Holders hold as of July 31, 2018 and that they may acquire thereafter, including upon conversion, exchange or redemption of any other security therefor. Under the Registration Rights Agreement, Holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of Class A Common Stock that they own in certain registrations initiated by the Company.

                Pursuant to the Registration Rights Agreement, on August 30, 2018, the Securities and Exchange Commission declared the Company’s registration statement on Form S-3 effective, which registered the offering by the Holders of the shares of Class A Common Stock included therein.

On December 21, 2018, the Sponsor completed a distribution of shares of the Company’s Class A Common Stock and warrants (the “Distribution”) by the Sponsor to TPG Pace Energy Sponsor Successor, LLC (“Sponsor Successor”) and certain other of its members, including Stephen Chazen and Michael MacDougall (the “Specified Members”). Related to that Distribution, on February 25, 2019, the Company entered into the First Amendment to the Registration Rights Agreement with the Karnes County Contributors, Sponsor Successor and the Specified Members, pursuant to which Sponsor Successor would become a party to the Registration Rights Agreement with the same rights and obligations that the Sponsor had under the Registration Rights Agreement. The Specified Members and any future recipients of the Company’s common stock and warrants in a distribution by Sponsor Successor or any successor entity that become signatories to the Registration Rights Agreement were also provided with certain rights and obligations that are a subset of the rights the Sponsor had under the Registration Rights Agreement prior to the Distribution.

Stockholder Agreement

On the Closing Date, the Company, the Sponsor, and the Karnes County Contributors entered into the Stockholder Agreement (the “Stockholder Agreement”), under which the Karnes County Contributors are entitled to nominate two directors, one of whom shall be independent under the listing rules of the New York Stock Exchange, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, for appointment to the board of directors of the Company (the “Board”) so long as they collectively own at least 15% of the outstanding shares of Class A Common Stock and Class B Common Stock, (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis), and one director so long as they owned at least 2% of the outstanding shares of Class A Common Stock and Class B Common Stock (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis). The Sponsor is entitled to nominate two directors for appointment to the Board so long as it owns at least 60% of the voting common stock that it owned at the Closing Date (including any shares of common stock issuable upon the exercise of any Private Placement Warrants held by the Sponsor), and one director so long as it owns at least 25% of the voting common stock that it owned at the Closing Date (including any shares of common stock issuable upon the exercise of any Private Placement Warrants held by the Sponsor). The Karnes County Contributors and the Sponsor are each entitled to appoint one director to each committee of the Board (subject to applicable laws and stock exchange rules). In connection with the Distribution, Sponsor Successor also joined the Stockholder Agreement, agreeing to be bound by the terms of the Stockholder Agreement applicable to the Sponsor.

Contingent Consideration

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the Closing Date, the Company agreed to issue to the Karnes County Contributors up to 13.0 million additional shares of the Company’s stock upon satisfaction of certain EBITDA and free cash flow or stock price thresholds in three tranches. As of March 31, 2019, the Company had met the defined stock price thresholds and had issued an aggregate of 3.6 million additional shares of Class A Common Stock and 9.4 million additional shares of Class B Common Stock to the Karnes County Contributors.

Predecessor Transactions

EnerVest, as managing general partner of the Karnes County Contributors, provided management, accounting and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors' investor commitments. The management fees incurred were allocated to the Predecessor using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors. The management fees and other costs allocated to the Predecessor and included in "General and administrative expenses" in the combined statements of operations were $5.8 million for the three months ended March 31, 2018.

The Karnes County Contributors also entered into operating agreements with EnerVest Operating, LLC (“EVOC”), a wholly-owned subsidiary of EnerVest, to act as contract operator of the Predecessor’s oil and natural gas wells. The Predecessor reimbursed EVOC for direct expenses incurred. A majority of such expenses were charged on an actual basis (i.e., no mark-up or subsidy to EVOC). These costs are included in “Lease operating expenses” in the combined statements of operations in the Predecessor period. Additionally, in its role as contract operator, EVOC collected proceeds from oil, natural gas, and NGL sales and distributed them to the Predecessor and other working interest owners.

15. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Business properties. The litigation is in the discovery stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At March 31, 2019, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statement of operations, balance sheet or cash flows.

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 27, 2019.

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
On July 31, 2018, the Company and Magnolia Oil & Gas Parent LLC (“Magnolia LLC”), as applicable, consummated the acquisition of: (i) certain right, title and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas (the "Karnes County Assets") pursuant to that certain Contribution and Merger Agreement (as subsequently amended, the "Karnes County Contribution Agreement"), by and among the Company, Magnolia LLC and certain affiliates (the "Karnes County Contributors") of EnerVest Ltd. ("EnerVest"); (ii) certain right, title and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk (the "Giddings Assets") pursuant to that certain Purchase and Sale Agreement (the "Giddings Purchase Agreement") by and among Magnolia LLC and certain affiliates of EnerVest (the "Giddings Sellers"); and (iii) a 35% membership interest (the “Ironwood Interests”) in Ironwood Eagle Ford Midstream, LLC, a Texas limited liability company, which owns an Eagle Ford gathering system, pursuant to that certain Membership Interest Purchase Agreement, by and among Magnolia LLC and certain affiliates of EnerVest (the "Ironwood Sellers") (collectively, the “Business Combination”).

In connection with the consummation of the Business Combination, on July 31, 2018, the Karnes County Contributors received 83.9 million shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), 31.8 million shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and approximately $911.5 million in cash; the Giddings Sellers received approximately $282.7 million in cash; and the Ironwood Sellers received $25.0 million in cash. On March 29, 2019, Magnolia and EnerVest consummated the final settlement of the Business Combination, with Magnolia LLC receiving a net cash payment of $4.3 million in cash and the Karnes County Contributors forfeiting 0.5 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock to Magnolia, and a corresponding number of Magnolia LLC Units to Magnolia LLC.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company has been identified as the acquirer in the Business Combination for accounting purposes and the Karnes County Business was deemed to be the accounting “Predecessor”. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated and combined financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2018 to March 31, 2018 (the “Predecessor Period”) and the period after the consummation of the Business Combination which includes January 1, 2019 to March 31, 2019 (the “Successor Period”).

The Company operates in one reportable segment engaged in the acquisition, development, exploration, and production of oil and natural gas properties located in the United States. The Company's oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formation.

As of March 31, 2019, Magnolia’s assets in South Texas included 17,330 net acres in Karnes, Gonzales, DeWitt, and Atascosa counties and 439,342 net acres in the Giddings Field. As of March 31, 2019, Magnolia had approximately 1,477 gross wells (1,061 net), with total production of 62.4 Mboe/d for the three months ended March 31, 2019. In the first quarter of 2019, Magnolia operated three drilling rigs across its acreage; ending the quarter with two drilling rigs, one rig in Karnes County and one rig in the Giddings Field, and brought 18 gross operated horizontal wells on production.

Magnolia recognized net income attributable to Class A Common Stock of $13.0 million, or $0.08 per diluted common share, for the Successor Period.  Magnolia also recognized net income of $22.7 million, which includes noncontrolling interest of $9.7 million related to the Class B Common Stock held by certain affiliates of EnerVest.
Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

The Successor Period financial statements reflect a new basis of accounting for the assets and liabilities acquired by the Company in the Business Combination that is based on the fair value of the assets acquired and liabilities assumed. As a result, the statement of operations subsequent to the Business Combination includes depreciation and amortization expense on Magnolia’s property, plant, and equipment balances made under the new basis of accounting. Therefore, the Company’s financial information prior to the Business Combination may not be comparable to its financial information subsequent to the Business Combination. Certain other items of income and expense may not be comparable as a result of the following factors:

•
For the quarter ended March 31, 2018, the results of operations reflect the results of solely the Predecessor, which, as described above, consists of only the results of the Karnes County Business, including, as applicable, its ownership of the Ironwood Interest, when the Predecessor was not owned by the Company, and do not include the results of the Giddings Assets;

•
The results of operations of the Predecessor were not previously accounted for as the results of operations of a stand-alone legal entity, and accordingly have been carved out, as appropriate, for the periods presented. The results of operations of the Predecessor therefore include a portion of indirect costs for salaries and benefits, depreciation, rent, accounting, legal services, and other expenses. In addition to the allocation of indirect costs, the results of operations reflect certain agreements executed by the Karnes County Contributors for the benefit of the Predecessor, including price risk management instruments. For more information, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These allocations may not be indicative of the cost of future operations or the amount of future allocations;

•
The Predecessor completed the acquisition of the Subsequent GulfTex Assets from GulfTex Energy III, L.P. and GulfTex Energy IV, L.P. on March 1, 2018 during the Predecessor Period, and accordingly the results of operations of the Predecessor reflect the impact of the assets acquired in that acquisition only from their respective acquisition date;

•
As a corporation, the Company is subject to U.S. federal income taxes at a statutory rate of 21% of pretax earnings whereas the Karnes County Contributors were treated as partnerships for income tax purposes. As a result, items of income, expense, gains and losses flowed through to the owners of the Karnes County Contributors and were taxed at the owner level. Accordingly, no U.S. tax provision for federal income taxes is included in the financial statements of the Predecessor;

•
On August 31, 2018, the Company acquired substantially all of the South Texas assets of Harvest Oil & Gas Corporation (the “Harvest Acquisition”) for approximately $133.3 million in cash and 4.2 million newly issued shares of the Company’s Class A Common Stock. On March 14, 2019, Magnolia consummated the final settlement with Harvest receiving a cash payment of $1.4 million. The Harvest Acquisition added an undivided working interest across a portion of the Karnes County Assets and all of the Giddings Assets;

•
In the first quarter of 2019, Highlander Oil & Gas Holdings LLC (“Highlander”), which the Company indirectly holds an 85% membership interest in, completed the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana (“Highlander Well”) and 31.1 million royalty trust units in the Gulf Coast Ultra Deep Royalty Trust from McMoRan Oil & Gas, LLC. Highlander paid cash consideration of approximately $51.9 million, net of customary closing adjustments, for such interests.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

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

	Successor	Predecessor
(In thousands, except per unit data)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
PRODUCTION VOLUMES:
Oil (MBbls)	2,906	2,362
Natural gas (MMcf)	9,763	2,888
NGLs (MBbls)	1,084	420
Total (Mboe)	5,617	3,263

Average daily production volume:
Oil (Bbls/d)	32,289	26,244
Natural gas (Mcf/d)	108,478	32,089
NGLs (Bbls/d)	12,044	4,667
Total (boe/d)	62,413	36,256

REVENUES:
Oil revenues	$171,654	$154,156
Natural gas revenues	27,375	8,374
Natural gas liquids revenues	19,645	9,782
Total revenues	$218,674	$172,312

AVERAGE PRICE:
Oil (per barrel)	$59.07	$65.27
Natural gas (per Mcf)	2.80	2.90
NGLs (per barrel)	18.12	23.29

Oil revenues were 78% and 89% of the Company’s total revenues for the Successor Period and the Predecessor Period, respectively. The total oil revenues for the Successor Period increased $17.5 million compared to the Predecessor Period due to a 23% increase in production partially offset by a 10% decrease in average prices. The higher volumes are attributable to the inclusion of the Giddings Assets, recent acquisitions and continued development. Oil production was 52% and 72% of total production volume for the Successor Period and the Predecessor Period, respectively.

Natural gas revenues were 13% and 5% of the Company's total revenues for the Successor Period and the Predecessor Period, respectively. The total natural gas revenues for the Successor Period increased $19.0 million compared to the Predecessor Period due to significantly more natural gas production primarily attributable to the Successor’s inclusion of the Giddings Assets, recent acquisitions and continued development. Natural gas production was 29% and 15% of total production volume for the Successor Period and the Predecessor Period, respectively.

Natural gas liquids revenues were 9% and 6% of the Company’s total revenues for the Successor Period and the Predecessor Period, respectively. NGL production was 19% and 13% of total production volume for the Successor Period and the Predecessor Period, respectively. The total natural gas liquids revenues for the Successor Period increased $9.9 million compared to the Predecessor Period due to an increase in production partially offset by lower average prices. The higher production volumes are primarily attributable to the Successor’s inclusion of the Giddings Assets, recent acquisitions and continued development.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Successor	Predecessor
(In thousands, except per unit data)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
OPERATING EXPENSES:
Lease operating expenses	$21,518	$9,286
Gathering, transportation and processing	9,315	4,478
Taxes other than income	14,401	8,769
Exploration expenses	2,476	102
Asset retirement obligations accretion	1,328	96
Depreciation, depletion and amortization	115,946	51,361
Amortization of intangible assets	3,626	—
General & administrative expenses	16,196	5,708
Transaction related costs	353	—
Total operating costs and expenses	$185,159	$79,800

OTHER INCOME (EXPENSE):
Income from equity method investee	$388	$368
Interest expense	(7,416)	—
Loss on derivatives, net	—	(7,192)
Other income, net	1	124
Total other expense	$(7,027)	$(6,700)

AVERAGE OPERATING COSTS PER BOE:
Lease operating expenses	$3.83	$2.85
Gathering, transportation and processing	1.66	1.37
Taxes other than income	2.56	2.69
Exploration costs	0.44	0.03
Asset retirement obligation accretion	0.24	0.03
Depreciation, depletion and amortization	20.64	15.74
Amortization of intangible assets	0.65	—
General and administrative expenses	2.88	1.75
Transaction related costs	0.06	—

     Lease operating expenses are the costs incurred in the operation of producing properties which include expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials and supplies. Lease operating expenses were $21.5 million and $9.3 million for the Successor Period and the Predecessor Period, respectively. Lease operating expenses were $3.83 per boe and $2.85 per boe for the Successor Period and the Predecessor Period, respectively. The increase in cost per boe in the Successor Period was primarily due to the inclusion of the Giddings Assets as the Giddings Assets deliver less production per well than the Karnes County wells, resulting in lease operating costs spread over fewer volumes.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. Gathering, transportation and processing costs were $9.3 million and $4.5 million for the Successor Period and the Predecessor Period, respectively, or $1.66 and $1.37 on a boe basis. The increase in cost per boe in the Successor Period was primarily due to the inclusion of the Giddings Assets as the Giddings Assets produce more gas than the Karnes County wells and require more gathering, transportation, and processing on a per boe basis than the Karnes County wells.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates established by federal, state, and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $14.4 million and $8.8 million for the

Successor Period and the Predecessor Period, respectively. The higher taxes other than income incurred during the Successor period are primarily due to higher production with a corresponding increase in revenues. Taxes other than income were $2.56 per boe and $2.69 per boe for the Successor Period and the Predecessor Period, respectively.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry holes, costs of expired or abandoned leases, and delay rentals. Exploration expenses increased in the Successor Period from the Predecessor Period to $2.5 million. The increase in exploration costs is primarily a result of higher seismic surveying activity in the Successor Period.

Asset retirement obligation accretion increased during the Successor Period as compared to the Predecessor Period to $1.3 million. The higher asset retirement obligation accretion incurred during the Successor Period was driven by the inclusion of the Giddings Assets. This resulted in higher accretion expense per boe in the Successor period of $0.24 per boe in the Successor Period, as compared to $0.03 per boe for the Predecessor Period.

Depreciation, depletion and amortization (“DD&A”) was $115.9 million and $51.4 million for the Successor Period and the Predecessor Period, respectively. DD&A was $20.64 per boe for the Successor Period. The higher rate per boe for the Successor Period is mostly due to Magnolia’s higher property, plant, and equipment balances recorded as a result of the new basis of accounting related to the Business Combination and an increase in production volumes.

The amortization of intangible assets was $3.6 million for the Successor Period. In connection with the close of the Business Combination, the Company recorded an estimated cost of $44.4 million for the Non-Compete Agreement (the “Non-Compete”) entered into with EnerVest on the Closing Date as intangible assets on the Company’s consolidated balance sheet. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. There was no amortization of intangible assets in any of the Predecessor Periods.

General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for corporate staff, costs of maintaining a headquarters, IT expenses, and audit and other fees for professional services, including legal compliance expenses. The Company incurs G&A related to the Services Agreement (the “Services Agreement”) with EnerVest Operating Company L.L.C. (“EVOC”), in which EVOC provides the Company’s day-to-day field level and back office operations and support for the operation and development of the assets, subject to certain exceptions. As consideration for the services to be provided under the Services Agreement, EVOC is paid an annual fee of $23.6 million. In addition, the Company pays industry standard per well overhead payments to EVOC that is adjusted in accordance with industry standard inflationary measures and reimburses EVOC for certain costs incurred by EVOC in performing the services. General and administrative expenses were $16.2 million and $5.7 million for the Successor Period and the Predecessor Period, respectively. The higher general and administrative expenses incurred during the Successor Period are primarily due to the Successor incurring certain additional G&A expenses related to fees payable to EVOC under the Services Agreement as well as corporate payroll expenses.

Interest expense was $7.4 million for the Successor Period. Interest expense incurred in the Successor Period is due to interest and amortization of debt issuance costs related to the Company’s 6.0% senior notes due 2026 (the “2026 Senior Notes”) and the senior secured reserve-based revolving credit facility (the “RBL Facility”).

Loss on derivatives, net was $7.2 million for the Predecessor Period. Magnolia has not engaged in any hedging activities and does not expect to engage in any hedging activities with respect to the market risk to which the Company is exposed.

Liquidity and Capital Resources

Magnolia’s primary sources of liquidity and capital have been issuances of equity and debt securities and cash flows from operations. The Company’s primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of the Company’s oil and natural gas properties, and general working capital needs.

Magnolia believes that cash on hand, net cash flows generated from operations and borrowings under the RBL Facility will be adequate to fund Magnolia’s capital budget and satisfy the Company’s short-term liquidity needs.

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

As of March 31, 2019, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of March 31, 2019, the Company has $626.3 million of liquidity between the $550.0 million of borrowing base capacity and $76.3 million cash on hand.

For additional information about the Company's long-term debt, such as interest rates and covenants, please see Note 9 - Long Term Debt (Successor) contained herein.

Cash

At March 31, 2019, Magnolia had $76.3 million of cash. The Company’s cash is maintained with a major financial institution in the United States. Deposits with this financial institution may exceed the amount of insurance provided on such deposits; however, the Company regularly monitors the financial stability of this financial institution and believes that they are not exposed to any significant default risk.

Sources and Uses of Cash

The following table presents the sources and uses of the Company’s cash for the periods presented:

	Successor	Predecessor
(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net cash provided by operating activities	$116,562	$104,613
Net cash used in investing activities	(183,314)	(237,730)
Net cash provided by financing activities	7,301	133,117

Operating Activities

Operating cash flows are the Company’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by the prices that the Company is able to realize on its sales of oil, natural gas, and NGLs, which can be volatile. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset impairments, asset retirement obligation accretion expense, and deferred income tax expense. Net cash provided by operating activities was $116.6 million and $104.6 million for the Successor Period and the Predecessor Period, respectively.

Investing Activities

Cash used in investing activities was approximately $183.3 million and $237.7 million for the Successor Period and the Predecessor Period, respectively. The Company’s cash used in investing activities primarily relates to the cash it uses in funding acquisitions. Acquisitions of oil and gas properties for the Successor Period and the Predecessor Period were approximately $49.1 million and $150.1 million, respectively with additions to oil and natural gas properties comprising $134.4 million and $87.6 million, respectively.

Financing Activities

Cash provided by financing activities was $7.3 million for the Successor Period. Proceeds relate entirely to the partner contribution related to the acquisition of the Highlander Well. Cash provided by financing activities was $133.1 million for the Predecessor Period. The proceeds are comprised of the net effect of the parents’ contributions and distributions.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on adjusted LIBOR plus or base rate plus an applicable margin as stated in the agreement. At March 31, 2019, the Company had no borrowings outstanding under Magnolia’s RBL Facility.

Magnolia’s 2026 Senior Notes bear interest at a fixed rate and fair value will fluctuate based on changes in prevailing market interest rates and market perceptions of the Company’s credit risk. The fair value of the 2026 Senior Notes was approximately $404.0 million at March 31, 2019, compared to the carrying value of $388.9 million.

Commodity Price Risk
The Company has not engaged in, and does not expect to engage in any hedging activities with respect to the market risk to which it is exposed.

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot market prices for natural gas production. Pricing for oil, natural gas, and NGLs has been volatile and unpredictable for several years, and the Company expects this volatility to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the quarter ended March 31, 2019 would have increased (decreased) the Company’s revenues by approximately $11.6 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the quarter ended March 31, 2019 would have increased (decreased) Magnolia’s revenues by approximately $3.9 million on an annualized basis.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, its disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes to Internal Control Over Financial Reporting

As of March 31, 2019, there have been no changes in Magnolia’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to Part I, Item IA - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations or financial condition. There have been no material changes to the Company’s risk factors since its Annual Report on Form 10-K for the year ended December 31, 2018. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1
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

4.1
First Amendment to Registration Rights Agreement, dated as of February 25, 2019, by and among Magnolia Oil & Gas Corporation, and the holders named therein (incorporated by reference to Exhibit 4.6 filed with the Annual Report on Form 10-K filed on February 27, 2019 (File No. 001-38083)).

4.2*	Form of 2019 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, Standard Employee.

4.3*	Form of Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, Annual Bonus.

4.4*	Form of Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: May 7, 2019	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Christopher G. Stavros
Christopher G. Stavros
Chief Financial Officer (Principal Financial Officer)