Form 10-Q
period 2019-06-30
Magnolia Oil & Gas Corp
filed 2019-08-07
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38083

Magnolia Oil & Gas Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware		81-5365682
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Nine Greenway Plaza, Suite 1300		77046
Houston,	Texas
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (713) 842-9050

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	MGY	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2019, there were 168,197,814 shares of Class A Common Stock, $0.0001 par value per share, and 91,789,814 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(in thousands)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$96,709	$135,758
Accounts receivable	126,940	140,284
Drilling advances	1,186	12,259
Other current assets	5,662	4,058
Total current assets	230,497	292,359
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,653,368	3,250,742
Other	1,871	360
Accumulated depreciation, depletion and amortization	(419,973)	(177,898)
Total property, plant and equipment, net	3,235,266	3,073,204
OTHER ASSETS
Deferred financing costs, net	9,570	10,731
Equity method investment	19,390	18,873
Intangible assets, net	31,104	38,356
Other long-term assets	5,305	—
TOTAL ASSETS	$3,531,132	$3,433,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$197,000	$196,357
Other current liabilities	4,131	1,004
Total current liabilities	201,131	197,361
LONG-TERM LIABILITIES
Long-term debt, net	389,225	388,635
Asset retirement obligations, net of current	91,917	84,979
Deferred taxes, net	62,288	54,593
Other long-term liabilities	2,423	—
Total long-term liabilities	545,853	528,207

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 158,892 shares issued and outstanding	16	16
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 91,790 shares issued and outstanding	9	9
Additional paid-in capital	1,672,516	1,641,237
Retained earnings	67,039	35,507
Noncontrolling interest	1,044,568	1,031,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,531,132	$3,433,523
The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Operations (Unaudited)
(in thousands, except per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
REVENUES
Oil revenues	$204,513	$376,167	$176,481	$330,637
Natural gas revenues	22,590	49,965	10,115	18,489
Natural gas liquids revenues	15,855	35,499	13,391	23,173
Total revenues	242,958	461,631	199,987	372,299

OPERATING EXPENSES
Lease operating expenses	24,895	46,413	10,546	19,832
Gathering, transportation and processing	7,431	16,746	6,211	10,689
Taxes other than income	13,091	27,492	12,907	21,676
Exploration expense	3,617	6,093	350	452
Asset retirement obligation accretion	1,373	2,701	(13)	83
Depreciation, depletion and amortization	126,102	242,048	63,353	114,714
Amortization of intangible assets	3,626	7,253	—	—
General and administrative expenses	19,106	35,302	5,301	11,009
Transaction related costs	85	438	—	—
Total operating costs and expenses	199,326	384,486	98,655	178,455

OPERATING INCOME	43,632	77,145	101,332	193,844

OTHER INCOME (EXPENSE)
Income from equity method investee	128	516	688	1,056
Interest expense, net	(7,299)	(14,715)	—	—
Loss on derivatives, net	—	—	(14,800)	(21,992)
Other income (expense), net	(13)	(11)	(198)	(74)
Total other income (expense)	(7,184)	(14,210)	(14,310)	(21,010)

INCOME BEFORE INCOME TAXES	36,448	62,935	87,022	172,834
Income tax expense	5,145	8,920	573	1,019
NET INCOME	31,303	54,015	86,449	171,815
LESS: Net income attributable to noncontrolling interest	12,797	22,484	—	—
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$18,506	$31,531	$86,449	$171,815

NET INCOME PER COMMON SHARE
Basic	$0.12	$0.20
Diluted	$0.12	$0.20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	156,844	156,584
Diluted	159,057	158,587
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Combined Statement of Changes in Parents’ Net Investment (Unaudited)
(in thousands)

Predecessor
BALANCE, DECEMBER 31, 2017	$1,597,838
Parents’ contribution, net	133,117
Net income	85,366
Balance – March 31, 2018	$1,816,321
Parents’ distributions, net	(48,937)
Net income	86,449
Balance – June 30, 2018	$1,853,833

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Successor) (Unaudited)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense	—	—	—	—	2,432	—	2,432	—	2,432
Changes in ownership interest adjustment	—	—	—	—	(919)	—	(919)	832	(87)
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	(6,095)	(19,150)	(25,245)
Contributions from noncontrolling interest owner	—	—	—	—	—	—	—	8,809	8,809
Net income	—	—	—	—	—	13,026	13,026	9,687	22,713
Balance, March 31, 2019	155,837	$16	91,790	$9	$1,636,655	$48,533	$1,685,213	$1,031,364	$2,716,577
Stock based compensation expense	—	—	—	—	3,115	—	3,115	—	3,115
Changes in ownership interest adjustment	—	—	—	—	108	—	108	634	742
Shares issued in connection with acquisition	3,055	—	—	—	33,693	—	33,693	—	33,693
Offering expenses incurred in connection with warrants exchange	—	—	—	—	(1,055)	—	(1,055)	—	(1,055)
Distributions to noncontrolling interest owner	—	—	—	—	—	—	—	(227)	(227)
Net income	—	—	—	—	—	18,506	18,506	12,797	31,303
Balance, June 30, 2019	158,892	$16	91,790	$9	$1,672,516	$67,039	$1,739,580	$1,044,568	$2,784,148
The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Cash Flows (Unaudited) (in thousands)

	Successor	Predecessor
	Six months ended June 30, 2019	Six months ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,015	$171,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	242,048	114,714
Amortization of intangible assets	7,253	—
Exploration expense, non-cash	483	—
Asset retirement obligations accretion expense	2,701	83
Amortization of deferred financing costs	1,752	—
Non-cash interest expense, net	10,059	—
Loss on derivatives, net	—	21,992
Cash settlements of matured derivative contracts	—	(25,556)
Deferred taxes	8,351	191
Stock based compensation	5,547	—
Other	(428)	(1,141)
Changes in operating assets and liabilities
Accounts receivable	(14,541)	(46,276)
Prepaid expenses and other assets	1,265	—
Accounts payable and accrued liabilities	(18,938)	263
Drilling advances	11,073	—
Other assets and liabilities, net	(1,249)	(421)
Net cash provided by operating activities	309,391	235,664

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EnerVest properties, final settlement	4,250	—
Acquisitions, other	(91,903)	(150,139)
Additions to oil and natural gas properties	(267,309)	(169,529)
Purchase of and contributions to equity method investment	—	(176)
Other investing	(248)	—
Net cash used in investing activities	(355,210)	(319,844)

CASH FLOW FROM FINANCING ACTIVITIES
Parents’ contribution, net	—	84,180
Noncontrolling interest contributions and distributions	7,075	—
Other financing activities	(305)	—
Net cash provided by financing activities	6,770	84,180

NET CHANGE IN CASH	(39,049)	—
Cash – Beginning of period	135,758	—
Cash – End of period	$96,709	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	390	337
Cash paid for interest	13,063	—
Supplemental non-cash investing and financing activity
Accruals or liabilities for capital expenditures	46,524	38,682
Equity issuances in connection with acquisition	33,693	—
Supplemental non-cash lease operating activities
Right-of-use assets obtained in exchange for operating lease obligations	6,382	—
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

Organization and General

Magnolia Oil & Gas Corporation (formerly TPG Pace Energy Holdings Corp.) (the “Company” or “Magnolia”) was incorporated in Delaware on February 14, 2017.

On March 15, 2018, the Company formed three wholly owned subsidiaries: Magnolia Oil & Gas Parent LLC (“Magnolia LLC”), Magnolia Oil & Gas Intermediate LLC (“Magnolia Intermediate”), and Magnolia Oil & Gas Operating LLC (“Magnolia Operating”), all of which are Delaware limited liability companies formed in contemplation of the Business Combination (as defined herein).

Business Combination

On July 31, 2018 (the “Closing Date”), the Company and Magnolia LLC consummated the acquisition of the following:

•
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

•
certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk (the “Giddings Assets”) pursuant to that certain Purchase and Sale Agreement (the “Giddings Purchase Agreement”) by and among Magnolia LLC and certain affiliates of EnerVest (the “Giddings Sellers”); and

•
a 35% membership interest (the “Ironwood Interests”) in Ironwood Eagle Ford Midstream LLC (“Ironwood”), a Texas limited liability company, which owns an Eagle Ford gathering system, pursuant to that certain Membership Interest Purchase Agreement (together with the transactions contemplated by the Karnes County Contribution Agreement and the Giddings Purchase Agreement, the “Business Combination Agreements,” and the transactions contemplated thereby, the “Business Combination”), by and among Magnolia LLC and certain affiliates of EnerVest (the “Ironwood Sellers”).

The Company consummated the Business Combination for an aggregate consideration of approximately $1.2 billion in cash, 31.8 million shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), 83.9 million shares of the Company’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”) and a corresponding number of units in Magnolia LLC (the “Magnolia LLC Units”), as well as certain earnout rights payable in a combination of cash and additional equity securities in the Company. In connection with the Business Combination, Magnolia issued and sold 35.5 million shares of Class A Common Stock in a private placement to certain qualified institutional buyers and accredited investors for gross proceeds of $355.0 million (the “PIPE Investment”). In addition, Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating (“Finance Corp.” and, together with Magnolia Operating, the “Issuers”), issued and sold $400.0 million aggregate principal amount of 6.0% Senior Notes due 2026 (the “2026 Senior Notes”). The proceeds of the PIPE Investment and the offering of 2026 Senior Notes were used to fund a portion of the cash consideration required to effect the Business Combination.

Business Operations and Strategy

Magnolia is an independent oil and natural gas company engaged in the acquisition, development, exploration and production of oil, natural gas, and NGL reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company is the acquirer in the Business Combination for accounting purposes and the Karnes County Business, the Giddings Assets, and the Ironwood Interests are the acquirees. The Karnes County Business including, as applicable, its ownership of the Ironwood Interests, was deemed the “Predecessor” for periods prior to the Business Combination, and does not include the consolidation of the Company and the Giddings Assets. Although the Karnes County Contributors are not under common control, each are managed by the same managing general partner, EnerVest, and as such, these Predecessor financial statements have been presented on a combined basis for financial reporting purposes.

For the period on or after the Business Combination, the Company, including the combination of the Karnes County Business, the Giddings Assets, and the Ironwood Interests, is the “Successor.” The financial statements and certain footnote presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the Business Combination, which includes the three and six months ended June 30, 2018 (the “Predecessor Period”) and the period after the Business Combination (the “Successor Period”), which includes the three and six months ended June 30, 2019. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed. As a result of the inclusion of the Giddings Assets, the new basis of accounting, and certain other items that affect comparability, the Company’s financial information prior to the Business Combination is not comparable to its financial information subsequent to the Business Combination.

The assets, liabilities, revenues, expenses, and cash flows related to the Karnes County Business were not previously separately accounted for as a standalone legal entity and have been carved out of the overall assets, liabilities, revenues, expenses and cash flows from the Karnes County Contributors as appropriate. In addition, Parents’ Net Investment represents the Karnes County Contributors’ interest in the recorded net assets of the Karnes County Business and represents the cumulative net investment of the Karnes County Contributors’ in the Karnes County Business through the dates presented, inclusive of cumulative operating results.

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

The Predecessor financial statements also include a portion of indirect costs for salaries and benefits, rent, accounting, legal services, and other expenses. In addition to the allocation of indirect costs, the financial statements reflect certain agreements executed by the Karnes County Contributors for the benefit of the Karnes County Business, including price risk management instruments. The allocations methodologies for significant allocated items include:

Corporate G&A - EnerVest, as managing general partner of the Karnes County Contributors, provided management, accounting, and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors’ investor commitments, which were used, in part, to acquire the Karnes County Business as well as other oil and natural properties that were not part of the Business Combination. As such, the management fee was allocated to the Karnes County Business using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors, for the Predecessor Period.

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

Indebtedness - The Karnes County Business did not historically have outstanding indebtedness, but its oil and natural gas properties were collateral to various credit facilities held by the Karnes County Contributors/EnerVest. Amounts outstanding on these credit facilities have not been allocated to the Karnes County Business as they were not directly attributable to the Karnes County Business.

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

2. Summary of Significant Accounting Policies

As of June 30, 2019, the Company’s significant accounting policies are consistent with those discussed in Note 2 - Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and as noted below.

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

Magnolia adopted this standard on January 1, 2019 and recognized right of use assets and lease liabilities for certain commitments primarily related to real estate, vehicles, and field equipment, while prior reporting periods are presented in accordance with historical accounting treatment under ASC Topic 840, Leases (“ASC 840”). The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of June 30, 2019. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. For more information, refer to Note 9 - Leases.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in the update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The Company early adopted ASU 2018-15 effective April 1, 2019, with prospective application. The adoption did not have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

Acquisitions (Successor)
EnerVest Business Combination

As discussed in Note 1 - Description of Business and Basis of Presentation, on July 31, 2018, the Company consummated the Business Combination contemplated by the Business Combination Agreements. The Business Combination Agreements and the Business Combination were approved by the Company’s stockholders on July 17, 2018. At the closing of the Business Combination, the Karnes

County Contributors received 83.9 million shares of the Company’s Class B Common Stock and an equivalent number of Magnolia LLC Units, which, together, are exchangeable on a one-for-one basis for shares of the Company’s Class A Common Stock, subject to certain conditions; 31.8 million shares of Class A Common Stock; and approximately $911.5 million in cash. The Giddings Sellers received approximately $282.7 million in cash. The Ironwood Sellers received $25.0 million in cash in exchange for the Ironwood Interests. On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Contribution and Merger Agreement and as otherwise agreed to by the parties, with Magnolia receiving a net cash payment of $4.3 million and the Karnes County Contributors forfeiting 0.5 million shares of Class A Common Stock, 1.6 million shares of Class B Common Stock to Magnolia, and a corresponding number of Magnolia LLC Units.

The Business Combination has been accounted for using the acquisition method. The acquisition method of accounting is based on ASC 805 “Business Combinations,” and uses the fair value concepts defined in ASC 820. ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date by the Company.

Contingent Consideration

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the Closing Date, the Karnes County Contributors were entitled to receive an aggregate of up to 13.0 million additional shares of Class A Common Stock or shares of Class B Common Stock (and a corresponding number of Magnolia LLC Units) based on certain EBITDA and free cash flow or stock price thresholds. As of December 31, 2018, the Company had met the defined stock price thresholds and, as a result, the Company had issued an aggregate of 3.6 million additional shares of Class A Common Stock and 9.4 million additional shares of Class B Common Stock (and a corresponding number of Magnolia LLC Units) to the Karnes County Contributors.

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

(1)
At closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of Class B Common Stock (and a corresponding number of Magnolia LLC Units) and 31.8 million shares of Class A Common Stock. On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Contribution and Merger Agreement as agreed to by the parties, with the Karnes County Contributors forfeiting 2.1 million shares of Class A and Class B Common Stock to Magnolia (and a corresponding number of Magnolia LLC Units).

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

The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed on the acquisition date:

(in thousands)
Fair value of assets acquired
Accounts receivable	$61,790
Other current assets	2,853
Oil and natural gas properties (1)	2,813,140
Ironwood equity investment	18,100
Total fair value of assets acquired	2,895,883
Fair value of liabilities assumed
Accounts payable and other current liabilities	(65,908)
Asset retirement obligations	(34,132)
Deferred tax liability	(13,639)
Fair value of net assets acquired	$2,782,204

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

The Company incurred $24.8 million in transaction costs associated with the Business Combination. The Company also incurred a total of $23.5 million of debt issuance costs in connection with the consummation of the Business Combination related to the establishment of the RBL Facility (as defined herein) and the issuance of the 2026 Senior Notes.

Non-Compete

On the Closing Date, the Company and EnerVest, separate and apart from the Business Combination, entered into a non-compete agreement (the “Non-Compete”) restricting EnerVest and certain of its affiliates from competing with the Company in certain counties comprising the Eagle Ford Shale following the Closing Date. An affiliate of EnerVest will have the right to receive 4.0 million shares of Class A Common Stock issuable in two tranches of 2.0 million shares in two and one half and four years from the Closing Date provided EnerVest does not compete with Magnolia in the Eagle Ford Shale until the later of July 31, 2022 or the date the Services Agreement is terminated. For more discussion on the Non-Compete, refer to Note 6 - Intangible Assets.
Harvest Acquisition

On August 31, 2018, the Company completed the acquisition of substantially all of Harvest Oil & Gas Corporation’s South Texas assets for approximately $133.3 million in cash and 4.2 million newly issued shares of the Company’s Class A Common Stock for a total consideration of $191.5 million. The acquisition added an undivided working interest across a portion of Magnolia’s existing Karnes County Assets and all of the Company’s existing Giddings Assets. On March 14, 2019, Magnolia consummated the final settlement with Harvest receiving a cash payment of $1.4 million. The transaction was accounted for as a business combination.

The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed:

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

Other Acquisitions

•
On May 31, 2019, the Company completed the acquisition of certain oil and gas assets located in the Company’s Karnes County Assets for approximately $36.3 million in cash, subject to customary closing adjustments, and approximately 3.1 million shares of the Company’s Class A Common Stock. The transaction was accounted for as an asset acquisition.

•
On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana and 31.1 million royalty trust units in the Gulf Coast Ultra Deep Royalty Trust from McMoRan Oil & Gas, LLC. Highlander paid cash consideration of approximately $51.9 million, for such interests. MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander. The transaction was accounted for as an asset acquisition.

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

The Predecessor elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of the Predecessor's derivatives were recorded immediately to earnings as “Loss on derivatives, net” in the combined statements of operations. During the three and six months ended June 30, 2018, the Predecessor incurred a loss on derivatives of $14.8 million and $22.0 million, respectively.

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

Debt Obligations

Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheet as of June 30, 2019 is as follows:

	June 30, 2019
(In thousands)	Carrying Value	Fair Value
Long-term debt	$389,225	$410,000

The fair value of the 2026 Senior Notes at June 30, 2019 was based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

The Company has other financial instruments consisting primarily of receivables, payables, and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in the business combinations and asset retirement obligations.

6. Intangible Assets

Non-Compete Agreement

On the Closing Date, the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which prohibits EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until the later of July 31, 2022 or the date the Services Agreement is terminated. Under the Non-Compete, an affiliate of EnerVest will have the right to receive 4.0 million shares of Class A Common Stock in two tranches of 2.0 million shares in two and one half and four years from the Closing Date provided EnerVest does not compete in the Market Area.

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

(In thousands)	June 30, 2019
Non-compete intangible assets	$44,400
Accumulated amortization	(13,296)
Intangible assets, net	$31,104
Weighted average amortization period (in years)	3.25

7. Income Taxes

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

Income tax expense recorded for the period is based on applying an estimated annual effective income tax rate to the net income from January 1, 2019 through June 30, 2019. There were no significant unusual or infrequently occurring items that are required to be recorded as discrete items as of June 30, 2019. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Company’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interest, permanent and temporary differences, and the likelihood of recovering deferred tax assets in the current year. The accounting estimates used to compute the income tax expense may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes. For the three and six months ended June 30, 2019, the Company incurred U.S. federal income tax expense of approximately $4.9 million and $8.5 million, respectively. The Company’s annual effective tax rate for the three and six months ended June 30, 2019 was 14.1% and 14.2%, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest and state taxes.

The Company’s income tax provision (benefit) consists of the following components:

	Successor		Predecessor
(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Current:
Federal	$(176)	$—	$—	$—
State	386	569	264	828
	210	569	264	828
Deferred:
Federal	5,092	8,454	—	—
State	(157)	(103)	309	191
	4,935	8,351	309	191
Total provision	$5,145	$8,920	$573	$1,019

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas, and Louisiana corporate income tax. No amounts have been accrued for income tax uncertainties or interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

8. Long Term Debt (Successor)

The Company’s debt is comprised of the following:

(In thousands)	June 30, 2019
Revolving credit facility	$—
6.0% Senior Notes due 2026	400,000
Total long-term debt	400,000

Less: unamortized deferred financing cost	(10,775)
Total debt, net	$389,225

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into a senior secured reserve-based revolving credit facility (the “RBL Facility”) among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of June 30, 2019 was $550.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the LIBOR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of the borrowing base then in effect.
The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of June 30, 2019, the Company was in compliance with all covenants (including the financial covenants) under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statement of operations. During the three and six months ended June 30, 2019, the Company recognized interest expense of $1.1 million and $2.2 million, respectively, related to the RBL Facility. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying unaudited consolidated balance sheet as of June 30, 2019.

The Company did not have any outstanding borrowings under its RBL Facility as of June 30, 2019.
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

At any time prior to August 1, 2021, the Issuers may, on any one or more occasions, redeem all or a part of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the 2026 Senior Notes redeemed, plus a “make whole” premium on accrued and unpaid interest, if any, to, but excluding, the date of redemption. After August 1, 2021, the Issuers may redeem all or a part of the Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized, and are amortized using the effective interest method over the term of the 2026 Senior Notes, and are included in “Interest expense, net” in the Company’s consolidated statement of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as Long-term debt, net on the consolidated balance sheet as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized interest expense of $6.3 million and $12.6 million, respectively, related to the 2026 Senior Notes.

Affiliate Guarantors

Certain subsidiaries of the Company are guarantors under the terms of its Senior Notes and RBL Facility. The parent guarantees may be released upon the request of Magnolia Operating. Magnolia’s consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company, Magnolia has no independent operations, assets, or liabilities. The guarantees are full and unconditional (except for customary release provisions) and joint and several. There are restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to the Company.

9. Leases

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

(In thousands)	June 30, 2019
Operating Leases
Operating lease assets	$5,305

Operating lease liabilities - current	$2,884
Operating lease liabilities - long-term	2,423
Total operating lease liabilities	$5,307

Weighted Average Remaining Lease Term (in years)	2.1
Weighted Average Discount Rate	3.8%

For the three and six months ended June 30, 2019, respectively, the Company incurred $0.6 million and $1.1 million of lease costs for operating leases included on the Company’s balance sheet, $6.2 million and $15.3 million for short-term lease costs and $0.6 million and $1.9 million for variable lease costs. Cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases for the six months ended June 30, 2019 is $1.1 million.
Maturities of lease liabilities as of June 30, 2019 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities(1)	Operating Leases
2019 (remaining)	$1,647
2020	2,533
2021	1,049
2022	105
2023	98
After 2023	91
Total lease payments	$5,523
Less: interest	(216)
Present value of lease liabilities	$5,307

(1)
As of December 31, 2018, minimum future contractual payments for long-term operating leases under the scope of ASC 840 were $881 thousand in 2019, $646 thousand in 2020, $198 thousand in 2021, $14 thousand in 2022, $15 thousand in 2023 and $63 thousand thereafter.

10. Stockholders’ Equity

Class A Common Stock

In connection with the closing of the Business Combination, the Company increased the number of authorized shares of Class A Common Stock to 1.3 billion. At June 30, 2019, there were 158.9 million shares of Class A Common Stock issued and outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held.

There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement (defined below). In the event of a liquidation, dissolution, or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

In connection with the closing of the Business Combination, the Company authorized 225.0 million shares of Class B Common Stock. At June 30, 2019, there were 91.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Warrants

As of June 30, 2019, the Company had 31.7 million warrants outstanding, consisting of 21.7 million public warrants originally sold as part of the units sold in the Company’s initial public offering (the “IPO”) and 10.0 million warrants (the “Private Placement Warrants”) sold in a private placement concurrently with the IPO to TPG Pace Energy Sponsor LLC, a Delaware limited liability company (the “Sponsor”). In connection with the closing of the exchange offer (the “Offer”) on July 10, 2019 and the subsequent exercise of the Company’s right to exchange all remaining warrants on July 25, 2019, the Company issued an aggregate of 9.2 million shares of Class A Common Stock in exchange for all of its warrants. See Note 15 - Subsequent Events for more information.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries include amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock and the conversion of Class B Common Stock to Class A Common Stock. As of June 30, 2019, Magnolia owned approximately 63.4% of the interest in Magnolia LLC and the noncontrolling interest was 36.6%. In the first quarter of 2019, Magnolia Operating formed a joint venture, in which MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units, with the remaining 15% attributable to noncontrolling interest.

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

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs granted. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period, the vesting period, for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested restricted shares at June 30, 2019 was $13.4 million, which the Company expected to recognize over a weighted average period of 1.3 years.

The table below summarizes restricted stock unit activity for the six months ended June 30, 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units, beginning of period	807,431	$13.97
Granted	539,495	$12.41
Vested	—	—
Forfeited	—	—
Unvested restricted stock units, end of period	1,346,926	$13.34

Performance Stock Units

During the six months ended June 30, 2019, the Company granted PSUs to certain employees, with each PSU representing the contingent right to receive one share of Class A Common Stock. The number of shares of Class A Common Stock issuable upon vesting, however, ranges from zero to 150% of the number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over an approximate three-year performance period, the last day of which is also the vesting date. Unrecognized compensation expense related to unvested PSUs at June 30, 2019 was $7.8 million, which the Company expected to recognize over a weighted average period of 2.0 years.

The table below summarizes performance stock award and unit activity for the six months ended June 30, 2019.

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested performance stock units, beginning of period	475,313	$14.58
Granted	267,482	$13.87
Vested	—	—
Forfeited	—	—
Unvested performance stock units, end of period	742,795	$14.32

The grant date fair value of the PSUs granted during the six months ended June 30, 2019 was $3.7 million, calculated using a Monte Carlo simulation. The following table summarizes the assumptions used to calculate the grant date fair value of these PSUs.

Grant Date Fair Value Assumptions
Expected term (in years)	2.67 - 2.85
Expected volatility	31.58% - 33.61%
Risk-free interest rate	2.29% - 2.48%

12. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows. No such computation is necessary for the Predecessor periods as the Predecessor was not previously accounted for as a standalone legal entity and did not have publicly traded securities.

(in thousands, except per share data)	Three months ended June 30, 2019	Six months ended June 30, 2019
Basic:
Net Income attributable to Class A Common Stock	$18,506	$31,531
Weighted average number of common shares outstanding during the period	156,844	156,584
Net income per common share - basic	$0.12	$0.20

Diluted:
Net Income attributable to Class A Common Stock	$18,506	$31,531
Basic weighted average number of common shares outstanding during the period	156,844	156,584
Add: Dilutive effect of warrants and stock based compensation	2,213	2,003
Diluted weighted average number of common shares outstanding during the period	159,057	158,587
Net income per common share - diluted	$0.12	$0.20

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding. The Company excluded 91.8 million and 92.5 million of weighted average shares of Class A Common Stock issuable upon conversion of the Class B Common Stock (and the corresponding Magnolia LLC Units) for the three and six months ended June 30, 2019, respectively, as the effect was anti-dilutive.

13. Related Party Transactions

As of June 30, 2019, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

Amended and Restated Limited Liability Company Agreement of Magnolia LLC

On the Closing Date, the Company, Magnolia LLC, and certain of the Karnes County Contributors entered into Magnolia LLC’s amended and restated limited liability company agreement, which sets forth, among other things, the rights and obligations of the holders of units in Magnolia LLC. Under the Magnolia LLC Agreement, the Company is the sole managing member of Magnolia LLC.

Registration Rights Agreement

At the closing of the Business Combination, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Karnes County Contributors, the Sponsor, and the Company’s four independent directors prior to the Business Combination (collectively, the “Holders”), pursuant to which the Company is obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act all or any portion of the shares of Class A Common Stock that the Holders held as of July 31, 2018 and that they may have acquired or might acquire thereafter, including upon conversion, exchange, or redemption of any other security therefor. Under the Registration Rights Agreement, Holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of Class A Common Stock that they own in certain registrations initiated by the Company.

                Pursuant to the Registration Rights Agreement, the Company has filed and taken effective two registration statements on Form S-3, each of which registered, among others, the offering by the Holders of the shares of Class A Common Stock included therein. The second registration statement was filed on July 10, 2019 and became effective July 26, 2019.

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

Contingent Consideration

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the Closing Date, the Company agreed to issue to the Karnes County Contributors up to 13.0 million additional shares of the Company’s stock upon satisfaction of certain EBITDA and free cash flow or stock price thresholds in three tranches. As of December 31, 2018, the Company had met the defined stock price thresholds and had issued an aggregate of 3.6 million additional shares of Class A Common Stock and 9.4 million additional shares of Class B Common Stock to the Karnes County Contributors.

Tender and Support Agreement

Pursuant to the Offer, certain of the Company’s warrantholders, including directors and executive officers, agreed to tender their warrants by entering into the tender and support agreement, dated as of June 7, 2019, by and between the Company and such holders (the “Tender and Support Agreement”). See Note 15 - Subsequent Events for more information.

Predecessor Transactions

EnerVest, as managing general partner of the Karnes County Contributors, provided management, accounting and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors' investor commitments. The management fees incurred were allocated to the Predecessor using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors. The management fees and other costs allocated to the Predecessor and included in "General and administrative expenses" in the combined statements of operations were $4.1 million and $9.9 million for the three and six months ended June 30, 2018, respectively.

The Karnes County Contributors also entered into operating agreements with EnerVest Operating, LLC (“EVOC”), a wholly owned subsidiary of EnerVest, to act as contract operator of the Predecessor’s oil and natural gas wells. The Predecessor reimbursed EVOC for direct expenses incurred. A majority of such expenses were charged on an actual basis (i.e., no mark-up or subsidy to EVOC). These costs are included in “Lease operating expenses” in the combined statements of operations in the Predecessor period. Additionally, in its role as contract operator, EVOC collected proceeds from oil, natural gas, and NGL sales and distributed them to the Predecessor and other working interest owners.

14. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Business properties. The litigation is in the discovery stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At June 30, 2019, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statement of operations, balance sheet, or cash flows.

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

Risks and Uncertainties

The Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global political environment, regulatory developments, and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future.

15. Subsequent Events

On June 7, 2019, the Company commenced the Offer and consent solicitation (the “Consent Solicitation”), pursuant to which the Company (1) offered to holders of its warrants the opportunity to receive 0.29 shares of Class A Common Stock in exchange for each warrant validly tendered and (2) solicited the consent from each warrant holder to approve an amendment to the existing warrant agreement that would amend such agreement to provide the Company with the right to require any holder of the Company’s warrants to exchange their warrants for Class A Common Stock at an exchange ratio of 0.261 shares of Class A Common Stock for each warrant (the “Warrant Amendment”). Pursuant to the Offer, certain of the Company’s warrantholders, including directors and executive officers, agreed to tender their warrants and provide the corresponding consent to the Warrants Amendment in the Consent Solicitation by entering into the Tender and Support agreement. The Offer and Consent Solicitation expired on July 5, 2019. In connection with the closing of the Offer on July 10, 2019 and the subsequent exercise of the Company’s right to exchange all remaining warrants on July 25, 2019, the Company issued an aggregate of 9.2 million shares of Class A Common Stock in exchange for all of its warrants. The difference in fair value between the Class A Common Stock issued and the warrants exchanged is expected to be recorded in the third quarter of 2019 as a non-cash deemed dividend for the incremental value provided to the holders of the warrants in an amount expected to be less than $3.0 million.

On August 6, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to 10 million shares. The program does not require purchases to be made within a particular timeframe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, Magnolia’s assumptions about:

•	the market prices of oil, natural gas, natural gas liquids (“NGLs”), and other products or services;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditures and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions; and

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks.

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

Overview

Magnolia Oil & Gas Corporation (the "Company" or "Magnolia") is a Delaware corporation formed in February 2017 as a special purpose acquisition company under the name TPG Pace Energy Holdings Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

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

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company has been identified as the acquirer in the Business Combination for accounting purposes and the Karnes County Business was deemed to be the accounting “Predecessor”. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated and combined financial statements and certain presentations of information therein are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the three and six months ended June 30, 2018 (the “Predecessor Period”), and the period after the Business Combination (the “Successor Period”), which includes the three and six months ended June 30, 2019.

The Company operates in one reportable segment engaged in the acquisition, development, exploration, and production of oil and natural gas properties located in the United States. The Company's oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations.

As of June 30, 2019, Magnolia’s assets in South Texas included 21,516 net acres in Karnes, Gonzales, DeWitt, and Atascosa counties and 428,481 net acres in the Giddings Field. As of June 30, 2019, Magnolia holds an interest in approximately 1,592 gross wells (1,115 net), with total production of 63.8 thousand barrels of oil equivalent per day (“Mboe/d”) for the six months ended June 30, 2019. In the second quarter of 2019, Magnolia operated two drilling rigs across its acreage, one rig in Karnes County and one rig in the Giddings Field.

Magnolia’s second quarter production benefited from a mix of organic development and small acquisitions. Total production averaged 65.1 Mboe/d for the second quarter of 2019, a 4% increase compared to 62.4 Mboe/d in the first quarter. Second quarter oil production improved to 54% of total volumes compared to 52% in the first quarter.

Magnolia recognized net income attributable to Class A Common Stock of $18.5 million and $31.5 million, or $0.12 and $0.20 per diluted common share, for the three and six month Successor Periods ended June 30, 2019, respectively.  Magnolia also recognized net income of $31.3 million and $54.0 million, which includes noncontrolling interest of $12.8 million and $22.5 million related to the Class B Common Stock held by certain affiliates of EnerVest for the three and six month Successor Periods ended June 30, 2019, respectively.

On August 6, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to 10 million shares. The program does not require purchases to be made within a particular timeframe.
Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

The Successor Period financial statements reflect a new basis of accounting for the assets acquired and liabilities assumed by the Company in the Business Combination that is based on their fair value. As a result, the statement of operations subsequent to the Business Combination includes depreciation and amortization expense on Magnolia’s property, plant, and equipment balances made under the new basis of accounting. Therefore, the Company’s financial information prior to the Business Combination may not be comparable to its financial information subsequent to the Business Combination. Certain other items of income and expense may not be comparable as a result of the following factors:

•
For the three and six month period ended June 30, 2018, the results of operations reflect the results of solely the Predecessor, which, as described above, consists of only the results of the Karnes County Business, including, as applicable, its ownership of the Ironwood Interests, when the Predecessor was not owned by the Company, and do not include the results of the Giddings Assets;

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

•
The Predecessor completed the acquisition of certain assets from GulfTex Energy III, L.P. and GulfTex Energy IV, L.P. on March 1, 2018 during the Predecessor Period, and accordingly the results of operations of the Predecessor reflect the impact of the assets acquired in that acquisition only from their respective acquisition date;

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

•
On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC, to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana (the “Highlander Well”).

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

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

	Successor	Predecessor
(In thousands, except per unit data)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Production:
Oil (MBbls)	3,189	2,496
Natural gas (MMcf)	10,057	3,554
NGLs (MBbls)	1,060	517
Total (Mboe)	5,925	3,605

Average daily production:
Oil (Bbls/d)	35,044	27,429
Natural gas (Mcf/d)	110,516	39,055
NGLs (Bbls/d)	11,648	5,681
Total (boe/d)	65,111	39,619

Revenues:
Oil revenues	$204,513	$176,481
Natural gas revenues	22,590	10,115
Natural gas liquids revenues	15,855	13,391
Total revenues	$242,958	$199,987

Average Price:
Oil (per barrel)	$64.13	$70.71
Natural gas (per Mcf)	2.25	2.85
NGLs (per barrel)	14.96	25.90

Oil revenues were 84% and 88% of the Company’s total revenues for the Successor Period and the Predecessor Period, respectively. Oil revenues for the Successor Period were $28.0 million higher compared to the Predecessor Period due to 28% higher production partially offset by a 9% decrease in average prices from the three month Predecessor Period to the three month Successor Period. The higher volumes are attributable to the inclusion of the Giddings Assets, recent acquisitions, and continued development. Oil production was 54% and 69% of total production volume for the Successor Period and the Predecessor Period, respectively.

Natural gas revenues were 9% and 5% of the Company's total revenues for the Successor Period and the Predecessor Period, respectively. Natural gas revenues for the Successor Period were $12.5 million higher compared to the Predecessor Period due to significantly more natural gas production primarily attributable to the Successor’s inclusion of the Giddings Assets and the acquisition of the Highlander Well. Natural gas production was 28% and 16% of total production volume for the Successor Period and the Predecessor Period, respectively.

Natural gas liquids revenues were 7% and 7% of the Company’s total revenues for the Successor Period and the Predecessor Period, respectively. NGL production was 18% and 14% of total production volume for the Successor Period and the Predecessor Period, respectively. Natural gas liquids revenues for the Successor Period were $2.5 million higher compared to the Predecessor Period due to higher production partially offset by lower average prices. The higher production volumes are primarily attributable to the Successor’s inclusion of the Giddings Assets, recent acquisitions, and continued development.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Successor	Predecessor
(In thousands, except per unit data)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Operating Expenses:
Lease operating expenses	$24,895	$10,546
Gathering, transportation and processing	7,431	6,211
Taxes other than income	13,091	12,907
Exploration expenses	3,617	350
Asset retirement obligations accretion	1,373	(13)
Depreciation, depletion and amortization	126,102	63,353
Amortization of intangible assets	3,626	—
General and administrative expenses	19,106	5,301
Transaction related costs	85	—
Total operating costs and expenses	$199,326	$98,655

Other Income (Expense):
Income from equity method investee	$128	$688
Interest expense, net	(7,299)	—
Loss on derivatives, net	—	(14,800)
Other expense, net	(13)	(198)
Total other expense	$(7,184)	$(14,310)

Average Operating Costs per Boe:
Lease operating expenses	$4.20	$2.93
Gathering, transportation and processing	1.25	1.72
Taxes other than income	2.21	3.58
Exploration costs	0.61	0.10
Asset retirement obligation accretion	0.23	—
Depreciation, depletion and amortization	21.28	17.57
Amortization of intangible assets	0.61	—
General and administrative expenses	3.22	1.47
Transaction related costs	0.01	—

     Lease operating expenses are the costs incurred in the operation of producing properties which include expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses were $24.9 million and $10.5 million for the Successor Period and the Predecessor Period, respectively. Lease operating expenses were $4.20 per boe and $2.93 per boe for the Successor Period and the Predecessor Period, respectively. The higher cost per boe in the Successor Period was primarily due to the inclusion of the Giddings Assets as the Giddings Assets deliver less production per well than the Karnes County Assets, resulting in lease operating costs spread over fewer volumes.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. Gathering, transportation and processing costs were $7.4 million and $6.2 million for the Successor Period and the Predecessor Period, respectively, or $1.25 and $1.72 on a per boe basis. The higher costs in the Successor Period were primarily due to the inclusion of the Giddings Assets as the Giddings Assets produce more gas than the Karnes County Assets and require more gathering, transportation, and processing than the Karnes County Assets. The decrease in cost per boe in the Successor Period compared to Predecessor Period was primarily attributable to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”).

Taxes other than income include production and ad valorem taxes. These taxes are based on rates established by federal, state, and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $13.1 million and $12.9 million for the Successor Period and the Predecessor Period, respectively. The higher taxes other than income incurred during the Successor period are primarily due to higher production with a corresponding increase in revenues. Taxes other than income were $2.21 per boe and $3.58 per boe for the Successor Period and the Predecessor Period, respectively. The lower costs per boe in the Successor Period were primarily due to the inclusion of the Giddings Assets as the Giddings Assets incur lower production taxes.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry holes, costs of expired or abandoned leases, and delay rentals. Exploration expenses of $3.6 million in the Successor Period were higher primarily as a result of additional seismic surveying activity in the Successor Period.

Asset retirement obligation accretion was higher during the Successor Period as compared to the Predecessor Period. The $1.4 million asset retirement obligation accretion incurred during the Successor Period was driven by the inclusion of the Giddings Assets. This resulted in higher accretion expense per boe in the Successor Period of $0.23 per boe.

Depreciation, depletion and amortization (“DD&A”) was $126.1 million and $63.4 million for the Successor Period and the Predecessor Period, respectively. DD&A was $21.28 per boe for the Successor Period as compared to $17.57 per boe for the Predecessor Period. The higher rate per boe for the Successor Period is mostly due to Magnolia’s higher property, plant, and equipment balances recorded as a result of the new basis of accounting related to the Business Combination.

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

General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for corporate staff, costs of maintaining a headquarters, IT expenses, and audit and other fees for professional services, including legal compliance expenses. The Company incurs G&A related to the Services Agreement (the “Services Agreement”) with EnerVest Operating L.L.C. (“EVOC”), in which EVOC provides the Company’s day-to-day field level and back office operations and support for the operation and development of the assets, subject to certain exceptions. As consideration for the services to be provided under the Services Agreement, EVOC is paid an annual fee of $23.6 million. In addition, the Company pays industry standard per well overhead payments to EVOC that are adjusted in accordance with industry standard inflationary measures and reimburses EVOC for certain costs incurred by EVOC in performing the services. G&A expenses were $19.1 million and $5.3 million for the Successor Period and the Predecessor Period, respectively. The higher G&A expenses incurred during the Successor Period were primarily due to the Successor incurring certain additional G&A expenses related to fees payable to EVOC under the Services Agreement as well as corporate payroll expenses.

Interest expense, net was $7.3 million for the Successor Period. Interest expense incurred in the Successor Period is due to interest and amortization of debt issuance costs related to the Company’s 6.0% senior notes due 2026 (the “2026 Senior Notes”) and the senior secured reserve-based revolving credit facility (the “RBL Facility”).

Loss on derivatives, net was $14.8 million for the Predecessor Period. Magnolia has not engaged in any hedging activities and does not expect to engage in any hedging activities with respect to the market risk to which the Company is exposed.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

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

	Successor	Predecessor
(In thousands, except per unit data)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Production:
Oil (MBbls)	6,095	4,858
Natural gas (MMcf)	19,820	6,442
NGLs (MBbls)	2,144	937
Total (Mboe)	11,542	6,869

Average daily production:
Oil (Bbls/d)	33,674	26,840
Natural gas (Mcf/d)	109,503	35,591
NGLs (Bbls/d)	11,845	5,177
Total (boe/d)	63,770	37,949

Revenues:
Oil revenues	$376,167	$330,637
Natural gas revenues	49,965	18,489
Natural gas liquids revenues	35,499	23,173
Total revenues	$461,631	$372,299

Average Price:
Oil (per barrel)	$61.72	$68.06
Natural gas (per Mcf)	2.52	2.87
NGLs (per barrel)	16.56	24.73

Oil revenues were 81% and 89% of the Company’s total revenues for the Successor Period and the Predecessor Period, respectively. Oil revenues for the Successor Period were $45.5 million higher compared to the Predecessor Period due to 25% higher production partially offset by a 9% decrease in average prices from the six month Predecessor Period to the six month Successor Period. The higher volumes are attributable to the inclusion of the Giddings Assets, recent acquisitions and continued development. Oil production was 53% and 71% of total production volume for the Successor Period and the Predecessor Period, respectively.

Natural gas revenues were 11% and 5% of the Company's total revenues for the Successor Period and the Predecessor Period, respectively. Natural gas revenues for the Successor Period were $31.5 million higher compared to the Predecessor Period due to significantly more natural gas production primarily attributable to the Successor’s inclusion of the Giddings Assets and the acquisition of the Highlander Well. Natural gas production was 29% and 16% of total production volume for the Successor Period and the Predecessor Period, respectively.

Natural gas liquids revenues were 8% and 6% of the Company’s total revenues for the Successor Period and the Predecessor Period, respectively. NGL production was 19% and 14% of total production volume for the Successor Period and the Predecessor Period, respectively. Natural gas liquids revenues for the Successor Period were $12.3 million higher compared to the Predecessor Period due to higher production partially offset by lower average prices. The higher production volumes are primarily attributable to the Successor’s inclusion of the Giddings Assets, recent acquisitions and continued development.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Successor	Predecessor
(In thousands, except per unit data)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating Expenses:
Lease operating expenses	$46,413	$19,832
Gathering, transportation and processing	16,746	10,689
Taxes other than income	27,492	21,676
Exploration expenses	6,093	452
Asset retirement obligations accretion	2,701	83
Depreciation, depletion and amortization	242,048	114,714
Amortization of intangible assets	7,253	—
General and administrative expenses	35,302	11,009
Transaction related costs	438	—
Total operating costs and expenses	$384,486	$178,455

Other Income (Expense):
Income from equity method investee	$516	$1,056
Interest expense, net	(14,715)	—
Loss on derivatives, net	—	(21,992)
Other expense, net	(11)	(74)
Total other expense	$(14,210)	$(21,010)

Average Operating Costs per Boe:
Lease operating expenses	$4.02	$2.89
Gathering, transportation and processing	1.45	1.56
Taxes other than income	2.38	3.16
Exploration costs	0.53	0.07
Asset retirement obligation accretion	0.23	0.01
Depreciation, depletion and amortization	20.97	16.70
Amortization of intangible assets	0.63	—
General and administrative expenses	3.06	1.60
Transaction related costs	0.04	—

     Lease operating expenses are the costs incurred in the operation of producing properties including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses were $46.4 million and $19.8 million for the Successor Period and the Predecessor Period, respectively. Lease operating expenses were $4.02 per boe and $2.89 per boe for the Successor Period and the Predecessor Period, respectively. The higher per boe cost in the Successor Period was primarily due to the inclusion of the Giddings Assets as the Giddings Assets deliver less production per well than the Karnes County Assets, resulting in lease operating costs spread over fewer volumes.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. Gathering, transportation and processing costs were $16.7 million and $10.7 million for the Successor Period and the Predecessor Period, respectively, or $1.45 and $1.56 on a per boe basis. The higher costs in the Successor Period were primarily due to the inclusion of the Giddings Assets as the Giddings Assets produce more gas than the Karnes County Assets and require more gathering, transportation, and processing than the Karnes County Assets. The decrease in cost per boe in the Successor Period compared to Predecessor Period was primarily attributable to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”).

Taxes other than income include production and ad valorem taxes. These taxes are based on rates established by federal, state, and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $27.5 million and $21.7 million for the Successor Period and the Predecessor Period, respectively. The higher taxes other than income incurred during the Successor period are primarily due to higher production with a corresponding increase in revenues. Taxes other than income were $2.38 per boe and $3.16 per boe for the Successor Period and the Predecessor Period, respectively. The lower costs per boe in the Successor Period were primarily due to the inclusion of the Giddings Assets as the Giddings Assets incur lower production taxes.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry holes, costs of expired or abandoned leases, and delay rentals. Exploration expenses of $6.1 million in the Successor Period were higher as a result of additional seismic surveying activity.

Asset retirement obligation accretion during the Successor Period was $2.7 million. The higher asset retirement obligation accretion incurred during the Successor Period was driven by the inclusion of the Giddings Assets. This resulted in higher accretion expense per boe in the Successor Period of $0.23 per boe.

DD&A was $242.0 million and $114.7 million for the Successor Period and the Predecessor Period, respectively. DD&A was $20.97 per boe for the Successor Period. The higher rate per boe for the Successor Period is mostly due to Magnolia’s higher property, plant, and equipment balances recorded as a result of the new basis of accounting related to the Business Combination and recent acquisitions.

The amortization of intangible assets was $7.3 million for the Successor Period. In connection with the close of the Business Combination, the Company recorded an estimated cost of $44.4 million for the Non-Compete Agreement as intangible assets on the Company’s consolidated balance sheet. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. There was no amortization of intangible assets in any of the Predecessor Periods.

G&A expenses were $35.3 million and $11.0 million for the Successor Period and the Predecessor Period, respectively. The higher G&A expenses incurred during the Successor Period were primarily due to the Successor incurring certain additional G&A expenses related to fees payable to EVOC under the Services Agreement as well as corporate payroll expenses.

Interest expense, net was $14.7 million for the Successor Period. Interest expense incurred in the Successor Period is due to interest and amortization of debt issuance costs related to the 2026 Senior Notes and the RBL Facility.

Loss on derivatives, net was $22.0 million for the Predecessor Period. Magnolia has not engaged in any hedging activities and does not expect to engage in any hedging activities with respect to the market risk to which the Company is exposed.

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

As of June 30, 2019, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of June 30, 2019, the Company has $646.7 million of liquidity comprised of the $550.0 million of borrowing base capacity of the RBL Facility and $96.7 million of cash.

For additional information about the Company's long-term debt, such as interest rates and covenants, please see Note 8 - Long Term Debt (Successor) contained herein.

A decrease in commodity prices may adversely affect proved reserves values which would likely result in a proved property impairment. Negative revisions of estimated reserves quantities, increases in future cost estimates or divestiture of a significant component of the asset group could also lead to a reduction in expected future cash flows and possibly an impairment of long-lived assets in future periods.

Cash

At June 30, 2019, Magnolia had $96.7 million of cash. The Company’s cash is maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits, however, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash

The following table presents the sources and uses of the Company’s cash for the periods presented:

	Successor	Predecessor
(In thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash provided by operating activities	$309,391	$235,664
Net cash used in investing activities	(355,210)	(319,844)
Net cash provided by financing activities	6,770	84,180

Operating Activities

Operating cash flows are the Company’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by the prices that the Company is able to realize on its sales of oil, natural gas, and NGLs, which can be volatile. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset impairments, asset retirement obligation accretion expense, and deferred income tax expense. Net cash provided by operating activities was $309.4 million and $235.7 million for the six month Successor Period and the six month Predecessor Period, respectively. Cash provided by operating activities was higher in the six month Successor Period as a result of increased production from the inclusion of the Giddings Assets as well as recent acquisitions and continued development.

Investing Activities

Cash used in investing activities was approximately $355.2 million and $319.8 million for the Successor Period and the Predecessor Period, respectively. The Company’s cash used in investing activities relates to the cash it uses in funding acquisitions and additions of oil and natural gas properties. Acquisitions of oil and gas properties for the six month Successor Period and the six month Predecessor Period were approximately $87.7 million and $150.1 million, respectively with additions to oil and natural gas properties comprising $267.3 million and $169.5 million, respectively.

Financing Activities

Cash provided by financing activities was $6.8 million for the six month Successor Period. Proceeds in the Successor Period primarily relate to the partner contribution related to the acquisition of the Highlander Well. Cash provided by financing activities was $84.2 million for the six month Predecessor Period. The proceeds in the Predecessor period are comprised of the net effect of the parents’ contributions and distributions.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement. At June 30, 2019, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
The Company has not engaged in, and does not expect to engage in any hedging activities with respect to the market risk to which it is exposed.

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot market prices for natural gas production. Pricing for oil, natural gas, and NGLs has been volatile and unpredictable for several years, and the Company expects this volatility to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2019 would have increased (decreased) the Company’s revenues by approximately $12.2 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2019 would have increased (decreased) Magnolia’s revenues by approximately $4.0 million on an annualized basis.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, its disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes to Internal Control Over Financial Reporting

As of June 30, 2019, there have been no changes in Magnolia’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2019, at Magnolia’s 2019 Annual Meeting of Stockholders, over 99% of the votes cast were in favor of the Company holding future non-binding, advisory votes regarding the compensation of Magnolia’s named executive officers (each, a “say-on-pay vote”) on an annual basis.  Based on these voting results, on August 5, 2019, the Board determined that future say-on-pay votes will occur on an annual basis, beginning with Magnolia’s 2020 Annual Meeting of Stockholders, until the next say-on-pay frequency proposal is submitted to the Company’s stockholders or the Board otherwise determines that a different frequency for say-on-pay votes is in the best interests of the Company.

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

4.1
Amendment No. 1 to Warrant Agreement, dated as of May 4, 2017, by and between the Company and the Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed on July 10, 2019 (File No. 001-38083)).

10.1*	Form of 2019 Non-Employee Director Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.2
Tender and Support Agreement, dated June 7, 2019, by and among Magnolia Oil & Gas Corporation, Miller Creek Investments, LLC, TPG Pace Governance, LLC, TPG Pace Energy Sponsor Successor 2, LLC, Stephen I. Chazen and Christopher G. Stavros (incorporated herein by reference to Exhibit 10.2 filed with the Registration Statement on Form S-4, filed on June 7, 2019 (File No. 333-232003)).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: August 7, 2019	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)