Form 10-Q
period 2019-09-30
Magnolia Oil & Gas Corp
filed 2019-11-05
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were 167,280,858 shares of Class A Common Stock, $0.0001 par value per share, and 91,789,814 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	Successor
	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$164,489	$135,758
Accounts receivable	120,664	140,284
Drilling advances	2,055	12,259
Other current assets	5,047	4,058
Total current assets	292,255	292,359
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,741,357	3,250,742
Other	2,710	360
Accumulated depreciation, depletion and amortization	(563,901)	(177,898)
Total property, plant and equipment, net	3,180,166	3,073,204
OTHER ASSETS
Deferred financing costs, net	8,980	10,731
Equity method investment	19,482	18,873
Intangible assets, net	27,477	38,356
Other long-term assets	4,773	—
TOTAL ASSETS	$3,533,133	$3,433,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$186,627	$196,357
Other current liabilities	3,684	1,004
Total current liabilities	190,311	197,361
LONG-TERM LIABILITIES
Long-term debt, net	389,528	388,635
Asset retirement obligations, net of current	93,102	84,979
Deferred taxes, net	74,200	54,593
Other long-term liabilities	2,039	—
Total long-term liabilities	558,869	528,207
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 168,260 shares issued and 167,310 shares outstanding in 2019 and 156,333 shares issued and outstanding in 2018	17	16
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 91,790 and 93,346 shares issued and outstanding in 2019 and 2018, respectively	9	9
Additional paid-in capital	1,704,652	1,641,237
Treasury Stock, at cost, 950 shares in 2019	(9,722)	—
Retained earnings	74,823	35,507
Noncontrolling interest	1,014,174	1,031,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,533,133	$3,433,523
The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Operations (Unaudited)
(In thousands, except per share data)

	Successor			Predecessor
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	July 1, 2018 Through July 30, 2018	January 1, 2018 Through July 30, 2018
REVENUES
Oil revenues	$207,840	$584,009	$143,202	$68,487	$399,124
Natural gas revenues	21,243	71,208	13,414	3,646	22,135
Natural gas liquids revenues	15,716	51,215	21,547	4,754	27,927
Total revenues	244,799	706,432	178,163	76,887	449,186
OPERATING EXPENSES
Lease operating expenses	24,344	70,755	11,016	3,681	23,513
Gathering, transportation and processing	9,270	26,016	5,353	2,240	12,929
Taxes other than income	13,333	40,825	9,351	2,087	23,763
Exploration expense	3,924	10,017	11,221	40	492
Asset retirement obligation accretion	1,394	4,095	391	21	104
Depreciation, depletion and amortization	143,894	385,942	65,902	23,157	137,871
Amortization of intangible assets	3,626	10,879	2,418	—	—
General and administrative expenses	17,345	52,648	10,297	1,701	12,710
Transaction related costs	—	438	22,366	—	—
Total operating costs and expenses	217,130	601,615	138,315	32,927	211,382
OPERATING INCOME	27,669	104,817	39,848	43,960	237,804
OTHER INCOME (EXPENSE)
Income (loss) from equity method investee	92	608	309	(345)	711
Interest expense, net	(6,896)	(21,611)	(4,959)	—	—
Gain (loss) on derivatives, net	—	—	—	3,865	(18,127)
Other income (expense), net	21	8	(7,019)	24	(50)
Total other income (expense)	(6,783)	(20,995)	(11,669)	3,544	(17,466)
INCOME BEFORE INCOME TAXES	20,886	83,822	28,179	47,504	220,338
Income tax expense	3,529	12,449	3,538	766	1,785
NET INCOME	17,357	71,373	24,641	46,738	218,553
LESS: Net income attributable to noncontrolling interest	6,810	29,294	18,465	—	—
NET INCOME ATTRIBUTABLE TO MAGNOLIA	10,547	42,079	6,176	46,738	218,553
LESS: Non-cash deemed dividend related to warrant exchange	2,763	2,763	—	—	—
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$7,784	$39,316	$6,176	$46,738	$218,553
NET INCOME PER COMMON SHARE
Basic	$0.05	$0.25	$0.04
Diluted	$0.05	$0.24	$0.04
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	166,872	160,051	151,992
Diluted	167,108	161,488	157,072

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Combined Statement of Changes in Parents’ Net Investment (Unaudited)
(In thousands)

Predecessor
BALANCE, DECEMBER 31, 2017	$1,597,838
Parents’ contribution, net	133,117
Net income	85,366
Balance – March 31, 2018	$1,816,321
Parents’ distributions, net	(48,937)
Net income	86,449
Balance – June 30, 2018	$1,853,833
Parents’ distributions, net	(21,539)
Net income	46,738
Balance – July 30, 2018	$1,879,032

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Successor) (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Class F Common Stock		Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value	Shares	Value
Balance, July 30, 2018	3,052	$—	—	$—	16,250	$2	$8,370	$(3,588)	$4,784	$—	$4,784
Class A Common Stock released from possible redemption	61,948	6	—	—	—	—	619,473	—	619,479	—	619,479
Class A Common Stock redeemed	(1)	—	—	—	—	—	(9)	—	(9)	—	(9)
Conversion of Common Stock from Class F to Class A at closing of Business Combination	16,250	2	—	—	(16,250)	(2)	—	—	—	—	—
Common stock issued as part of the Business Combination	31,791	3	83,939	9	—	—	391,017	—	391,029	1,032,455	1,423,484
Common stock issued in private placement	35,500	4	—	—	—	—	354,996	—	355,000	—	355,000
Earnout consideration issued as part for the Business Combination	—	—	—	—	—	—	41,371	—	41,371	108,329	149,700
Non-compete consideration	—	—	—	—	—	—	44,400	—	44,400	—	44,400
Changes in ownership interest adjustment	—	—	—	—	—	—	206,966	—	206,966	(206,966)	—
Changes in deferred tax liability	—	—	—	—	—	—	(52,787)	—	(52,787)	—	(52,787)
Balance, July 31, 2018	148,540	$15	83,939	$9	—	$—	$1,613,797	$(3,588)	$1,610,233	$933,818	$2,544,051
Issuance of earnout share consideration Tranche I	1,244	—	3,256	—	—	—	—	—	—	—	—
Issuance of earnout share consideration Tranche II	1,244	—	3,256	—	—	—	—	—	—	—	—
Common stock issued in connection with Harvest Acquisition	4,200	1	—	—	—	—	58,211	—	58,212	—	58,212
Net income	—	—	—	—	—	—	—	6,176	6,176	18,465	24,641
Changes in ownership interest adjustment	—	—	—	—	—	—	(39,366)	—	(39,366)	39,366	—
Changes in deferred tax liability	—	—	—	—	—	—	15,263	—	15,263	—	15,263
Balance, September 30, 2018	155,228	$16	90,451	$9	—	$—	$1,647,905	$2,588	$1,650,518	$991,649	$2,642,167

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Successor) (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	—	$—	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense	—	—	—	—	2,432	—	—	—	2,432	—	2,432
Changes in ownership interest adjustment	—	—	—	—	(919)	—	—	—	(919)	832	(87)
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	—	—	(6,095)	(19,150)	(25,245)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	8,809	8,809
Net income	—	—	—	—	—	—	—	13,026	13,026	9,687	22,713
Balance, March 31, 2019	155,837	$16	91,790	$9	$1,636,655	—	$—	$48,533	$1,685,213	$1,031,364	$2,716,577
Stock based compensation expense	—	—	—	—	3,115	—	—	—	3,115	—	3,115
Changes in ownership interest adjustment	—	—	—	—	108	—	—	—	108	634	742
Common stock issued in connection with acquisition	3,055	—	—	—	33,693	—	—	—	33,693	—	33,693
Offering expenses incurred in connection with warrants exchange	—	—	—	—	(1,055)	—	—	—	(1,055)	—	(1,055)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(227)	(227)
Net income	—	—	—	—	—	—	—	18,506	18,506	12,797	31,303
Balance, June 30, 2019	158,892	$16	91,790	$9	$1,672,516	—	$—	$67,039	$1,739,580	$1,044,568	$2,784,148
Stock based compensation expense	—	—	—	—	2,829	—	—	—	2,829	—	2,829
Changes in ownership interest adjustment	—	—	—	—	28,215	—	—	—	28,215	(36,715)	(8,500)
Common stock issued in connection with warrants exchange	9,179	1	—	—	1,624	—	—	(2,763)	(1,138)	—	(1,138)
Common stock issued related to stock based compensation, net	189	—	—	—	(532)	—	—	—	(532)	—	(532)
Common stock repurchased	—	—	—	—	—	950	(9,722)	—	(9,722)	—	(9,722)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(489)	(489)
Net income	—	—	—	—	—	—	—	10,547	10,547	6,810	17,357
Balance, September 30, 2019	168,260	$17	91,790	$9	$1,704,652	950	$(9,722)	$74,823	$1,769,779	$1,014,174	$2,783,953

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Cash Flows (Unaudited) (In thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	January 1, 2018 Through July 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,373	$24,641	$218,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	385,942	65,902	137,871
Amortization of intangible assets	10,879	2,418	—
Exploration expense, non-cash	536	—	—
Asset retirement obligations accretion expense	4,095	391	104
Amortization of deferred financing costs	2,644	570	—
Loss on derivatives, net	—	—	18,127
Cash settlements of matured derivative contracts	—	—	(27,617)
Deferred taxes	11,765	3,493	324
Contingent consideration change in fair value	—	6,700	—
Stock based compensation	8,376	—	—
Other	(526)	(218)	(796)
Changes in operating assets and liabilities:
Accounts receivable	(6,937)	(77,500)	(61,405)
Prepaid expenses and other assets	996	(275)	—
Accounts payable and accrued liabilities	(6,345)	64,511	36
Drilling advances	10,205	(3,376)	—
Other assets and liabilities, net	(4,392)	45	(385)
Net cash provided by operating activities	488,611	87,302	284,812

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds withdrawn from Trust Account	—	656,078	—
Acquisition of EnerVest properties	4,250	(1,219,217)	—
Acquisitions, other	(93,221)	(135,652)	(150,139)
Additions to oil and natural gas properties	(364,859)	(33,724)	(197,314)
Payment of Contingent Consideration	—	(26,000)	—
Other investing	(247)	—	—
Net cash used in investing activities	(454,077)	(758,515)	(347,453)

CASH FLOW FROM FINANCING ACTIVITIES
Parents’ contribution, net	—	—	62,641
Contributions from noncontrolling interest owners	7,301	—	—
Distributions to noncontrolling interest owners	(716)	—	—
Issuance of common stock	—	355,000	—
Proceeds from issuance of long term debt	—	400,000	—
Repayments of deferred underwriting compensation	—	(22,750)	—
Cash paid for debt issuance costs	—	(23,336)	—
Common stock repurchased	(9,722)	—	—
Other financing activities	(2,666)	(1,009)	—
Net cash provided by (used in) financing activities	(5,803)	707,905	62,641

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,731	36,692	—
Cash and cash equivalents – Beginning of period	135,758	23	—
Cash and cash equivalents – End of period	$164,489	$36,715	$—

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

Basis of Presentation

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company was the acquirer in the Business Combination and the Karnes County Business, the Giddings Assets, and the Ironwood Interests were the acquirees. The Karnes County Business including, as applicable, its ownership of the Ironwood Interests, was deemed the “Predecessor” for periods prior to the Business Combination, and does not include the consolidation of the Company and the Giddings Assets. Although the Karnes County Contributors are not under common control, each were managed by the same managing general partner, EnerVest, and as such, these Predecessor financial statements have been presented on a combined basis for financial reporting purposes.

For the periods on or after the Business Combination, the Company, including the combination of the Karnes County Business, the Giddings Assets, and the Ironwood Interests, is the “Successor.” The financial statements and certain footnote presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the Business Combination, which includes the period from January 1, 2018 to July 30, 2018 (the “Predecessor Period”) and the period after the Business Combination, which includes the period from July 31, 2018 to September 30, 2018 (the “2018 Successor Period”), and the three and nine months ended September 30, 2019 (the “2019 Successor Period”). The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed. As a result of the inclusion of the Giddings Assets, the new basis of accounting, and certain other items that affect comparability, the Company’s financial information prior to the Business Combination is not comparable to its financial information subsequent to the Business Combination.

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

The Karnes County Contributors utilized EnerVest’s centralized processes and systems for its treasury services and the Karnes County Business’ cash activity was commingled with other oil and gas assets that were not part of the Business Combination. As such, the net results of the cash transactions between the Karnes County Business and the Karnes County Contributors are reflected as Parents’ contributions and distributions in the accompanying Combined Statement of Changes in Parents’ Net Investment.

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

Indebtedness - The Karnes County Business did not historically have outstanding indebtedness, but its oil and natural gas properties were collateral to various credit facilities held by the Karnes County Contributors and/or EnerVest. Amounts outstanding on these credit facilities have not been allocated to the Karnes County Business as they were not directly attributable to the Karnes County Business.

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

The accompanying unaudited interim consolidated and combined financial statements have been prepared in accordance with GAAP and in accordance with the rules and regulations of the SEC. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Certain amounts have been reclassified to conform to the current period presentation resulting from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. See Note 3 - Revenue Recognition for additional information. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year or any future periods. The unaudited interim consolidated financial statements, including the Predecessor financial statements, should be read in conjunction with the information included in or incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2. Summary of Significant Accounting Policies

As of September 30, 2019, the Company’s significant accounting policies are consistent with those discussed in Note 2 - Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and as noted below.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company elected the package of transition practical expedients provided by the new standard that allow the Company to not reassess under the new standard its prior conclusions about lease identification, classification related to contracts that commenced prior to adoption, and to apply the standard prospectively to all new or modified land easements and rights-of-way. The Company has also elected a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

Magnolia adopted this standard on January 1, 2019 and recognized right of use assets and lease liabilities for certain commitments primarily related to real estate, vehicles, and field equipment, while prior reporting periods are presented in accordance with historical accounting treatment under ASC Topic 840, Leases (“ASC 840”). The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of September 30, 2019. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. For more information, refer to Note 10 - Leases.
Recent Accounting Pronouncements
In June 2016 the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standards update requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This standard is effective for the Company in the first quarter of 2020. The Company is currently evaluating the new standard and does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

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

3. Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU and the associated subsequent amendments (collectively, “ASC 606”), superseded virtually all of the revenue recognition guidance in GAAP by requiring companies to recognize revenue using a five-step model. The core principle of the five-step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Magnolia adopted this standard on December 31, 2018 for all Successor Periods using a modified retrospective approach.
There were no significant changes to the timing of revenue recognized for sales of production as a result of ASC 606. However, the new guidance resulted in certain changes to the classification of processing and other fees between revenue and gathering, transportation, and processing expense. The change also resulted in an increase to the production volumes and depreciation, depletion and amortization. The amounts included in the accompanying unaudited interim consolidated financial statements for the 2018 Successor Period were reclassified in order to conform to the current period presentation resulting from the adoption of ASC 606 and are considered immaterial. The Predecessor Period has not been restated and continues to be reported under the accounting standards in effect for that period.
Oil, Natural Gas, and NGL Revenues
Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. Oil, natural gas, and NGL sales are recognized as revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, natural gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million Btu of natural gas, gallon of NGLs, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated.
The Company’s oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser posted prices for the producing area. For oil contracts, the Company generally records sales based on the net amount received.
For natural gas contracts, the Company generally records wet gas sales (which consists of natural gas and NGLs based on end products after processing) at the wellhead or inlet of the gas processing plant (i.e., the point of control transfer) as revenues net of gathering, transportation, and processing expenses if the processor is the customer and there is no redelivery of commodities to the Company at the tailgate of the plant. Conversely, the Company generally records residual natural gas and NGL sales at the tailgate of the plant (i.e., the point of control transfer) on a gross basis along with the associated gathering, transportation, and processing expenses if the processor is a service provider and there is redelivery of one or several commodities to the Company at the tailgate of the plant. The facts and circumstances of an arrangement are considered and judgment is often required in making this determination. For processing contracts that require noncash consideration in exchange for processing services, the Company recognizes revenue and an equal gathering, transportation, and processing expense for commodities transferred to the service provider.
Contract Balances
Customers are invoiced once the Company’s performance obligations have been satisfied. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. There are no judgments that significantly affect the amount or timing of revenue from contracts with customers. Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.
The Company’s receivables consist mainly of receivables from oil and natural gas purchasers and from joint interest owners on properties the Company operates. Receivables from contracts with customers totaled $113.2 million as of September 30, 2019 and $100.1 million as of December 31, 2018. Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company routinely assesses the collectability of all material trade and other receivables. The Company’s receivables consist mainly of receivables from oil and natural gas purchasers and from joint interest owners on properties the Company operates. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of September 30, 2019 or December 31, 2018.
Disaggregation of Revenue
The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated and combined statements of operations for all periods presented.

Performance Obligations
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
The Company does not disclose the value of unsatisfied performance obligations for contracts as all contracts have either an original expected length of one year or less, or the entire future consideration is variable and allocated entirely to a wholly unsatisfied performance obligation.

4. Acquisitions

Acquisitions (Successor)
EnerVest Business Combination

As discussed in Note 1 - Description of Business and Basis of Presentation, on July 31, 2018, the Company consummated the Business Combination contemplated by the Business Combination Agreements. The Business Combination Agreements and the Business Combination were approved by the Company’s stockholders on July 17, 2018. At the closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of the Company’s Class B Common Stock and an equivalent number of Magnolia LLC Units, which, together, are exchangeable on a one-for-one basis for shares of the Company’s Class A Common Stock, subject to certain conditions; 31.8 million shares of Class A Common Stock; and approximately $911.5 million in cash. The Giddings Sellers received approximately $282.7 million in cash. The Ironwood Sellers received $25.0 million in cash in exchange for the Ironwood Interests. On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Contribution and Merger Agreement and as otherwise agreed to by the parties, with Magnolia receiving a net cash payment of $4.3 million and the Karnes County Contributors forfeiting to Magnolia 0.5 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock (and forfeiting a corresponding number of Magnolia LLC Units to Magnolia LLC).

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

(1)
At closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of Class B Common Stock (and a corresponding number of Magnolia LLC Units) and 31.8 million shares of Class A Common Stock. On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Contribution and Merger Agreement as agreed to by the parties, with the Karnes County Contributors forfeiting an aggregate of 2.1 million shares of Class A and Class B Common Stock to Magnolia (and a corresponding number of Magnolia LLC Units).

(2)
Pursuant to ASC 805, ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging,” the Karnes County earnout consideration was valued at fair value as of the Closing Date and was classified in stockholders’ equity. The Giddings earnout was valued at fair value as of the Closing Date and was classified as a liability. The fair value of the earnouts was determined using the Monte Carlo simulation valuation method based on Level 3 inputs in the fair value hierarchy.

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

The information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including depletion of the Company’s fair-valued proved oil and gas properties, and the estimated tax impacts of the pro forma adjustments. Additionally, pro forma net income attributable to Class A Common Stock excludes $34.3 million of transaction related costs, $11.0 million related to a one-time purchase of a seismic license continuation, and a $6.7 million loss related to the settlement of the Giddings earnout obligation.

The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Business Combination taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	(Unaudited Pro Forma) (In thousands)
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenues	$267,659	$723,768
Net income attributable to Class A Common Stock	57,891	151,316
Net income per share - basic	0.39	1.02
Net income per share - diluted	0.38	0.98

Non-Compete

On the Closing Date, the Company and EnerVest, separate and apart from the Business Combination, entered into a non-compete agreement (the “Non-Compete”) restricting EnerVest and certain of its affiliates from competing with the Company in certain counties comprising the Eagle Ford Shale following the Closing Date. An affiliate of EnerVest will have the right to receive 4.0 million shares of Class A Common Stock issuable in two tranches of 2.0 million shares in two and one half and four years from the Closing Date provided EnerVest does not compete with Magnolia in the Eagle Ford Shale until the later of July 31, 2022 or the date the Services Agreement with EnerVest Operating, LLC (“EVOC”), a wholly owned subsidiary of EnerVest, (the “Services Agreement”), is terminated. For more discussion on the Non-Compete, refer to Note 7 - Intangible Assets.
Harvest Acquisition

On August 31, 2018, the Company completed the acquisition of substantially all of Harvest Oil & Gas Corporation’s South Texas assets for approximately $133.3 million in cash and 4.2 million shares of Class A Common Stock for a total consideration of $191.5 million. The acquisition added an undivided working interest across a portion of Magnolia’s existing Karnes County Assets and all of the Company’s existing Giddings Assets. On March 14, 2019, Magnolia consummated the final settlement with Harvest receiving a cash payment of $1.4 million. The transaction was accounted for as a business combination.

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

Certain Other Acquisitions

•
On May 31, 2019, the Company completed the acquisition of certain oil and gas assets located in the Company’s Karnes County Assets for approximately $36.3 million in cash, subject to customary closing adjustments, and approximately 3.1 million shares of the Company’s Class A Common Stock. The transaction was accounted for as an asset acquisition.

•
On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana and 31.1 million royalty trust units in the Gulf Coast Ultra Deep Royalty Trust from McMoRan

Oil & Gas, LLC. Highlander paid cash consideration of $50.9 million, for such interests. MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander. The transaction was accounted for as an asset acquisition.

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
$150,139

5. Derivative Instruments and Hedging Activities (Predecessor)

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

The Predecessor elected not to designate any of its derivatives as hedging instruments. Accordingly, changes in the fair value of the Predecessor's derivatives were recorded immediately to earnings as “Gain (loss) on derivatives, net” in the combined statements of operations. During the periods from July 1 through July 30, 2018 and January 1 through July 30, 2018, the Predecessor incurred a gain on derivatives of $3.9 million and a loss on derivatives of $18.1 million, respectively.

6. Fair Value Measurements

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

Fair Values - Recurring (Predecessor)

The Predecessor’s derivatives consisted of over-the-counter contracts that were not traded on a public exchange. As the fair value of these derivatives was based on inputs using market prices obtained from independent brokers or determined using quantitative models that used as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions, the Predecessor categorized these derivatives as Level 2. The Predecessor valued these derivatives using the income approach using inputs such as the forward curve for commodity prices based on quoted market prices and prospective volatility factors related to changes in the forward curves. Estimates of fair value were determined at discrete points in time based on relevant market data. Furthermore, fair values were adjusted to reflect the credit risk inherent in the transaction, which may have included amounts to reflect counterparty credit quality and/or the effect of the Predecessor’s creditworthiness.

Fair Values - Nonrecurring

The fair value measurements of assets acquired and liabilities assumed in a business combination are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties includes estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 4 - Acquisitions for additional information.

Deemed Dividend

In July 2019, the Company issued an aggregate of 9.2 million shares of Class A Common Stock in exchange for all of its warrants. The difference in fair value between the Class A Common Stock issued and the warrants exchanged was recorded as a non-cash deemed dividend for the incremental value provided to the holders of the warrants. The fair value of the non-cash deemed dividend related to the warrant exchange was determined based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy. Refer to Note 11 - Stockholders’ Equity for additional information.

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheet as of September 30, 2019 is as follows:

	September 30, 2019
(In thousands)	Carrying Value	Fair Value
Long-term debt	$389,528	$404,000

The fair value of the 2026 Senior Notes at September 30, 2019 was based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

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

7. Intangible Assets

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

(In thousands)	September 30, 2019
Non-compete intangible assets	$44,400
Accumulated amortization	(16,923)
Intangible assets, net	$27,477
Weighted average amortization period (in years)	3.25

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

Income tax expense recorded for the period is based on applying an estimated annual effective income tax rate to the net income from January 1, 2019 through September 30, 2019. There were no significant unusual or infrequently occurring items that are required to be recorded as discrete items as of September 30, 2019. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Company’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interest, permanent and temporary differences, and the likelihood of recovering deferred tax assets in the current year. The accounting estimates used to compute the income tax expense may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes. For the three and nine months ended September 30, 2019, the Company incurred U.S. federal income tax expense of approximately $3.1 million and $11.6 million, respectively. The Company’s annual effective tax rate for the three and nine months ended September 30, 2019 was 16.9% and 14.9%, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest and state taxes.

The Company’s income tax provision consists of the following components:

	Successor			Predecessor
(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	July 1, 2018 Through July 30, 2018	January 1, 2018 Through July 30, 2018
Current:
Federal	$—	$—	$—	$—	$—
State	115	684	45	631	1,461
	115	684	45	631	1,461
Deferred:
Federal	3,135	11,588	3,493	—	—
State	279	177	—	135	324
	3,414	11,765	3,493	135	324
Total provision	$3,529	$12,449	$3,538	$766	$1,785

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas, and Louisiana corporate income tax. No amounts have been accrued for income tax uncertainties or interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

9. Long Term Debt

The Company’s debt is comprised of the following:

(In thousands)	September 30, 2019
Revolving credit facility	$—
6.0% Senior Notes due 2026	400,000
Total long-term debt	400,000

Less: Unamortized deferred financing cost	(10,472)
Total debt, net	$389,528

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into a senior secured reserve-based revolving credit facility (the “RBL Facility”) among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of September 30, 2019 was $550.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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
The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of September 30, 2019, the Company was in compliance with all covenants under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statement of operations. During the three and nine months ended September 30, 2019, the Company recognized interest expense of $1.1 million and $3.4 million, respectively, related to the RBL Facility. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying unaudited consolidated balance sheet as of September 30, 2019.

The Company did not have any outstanding borrowings under its RBL Facility as of September 30, 2019.
2026 Senior Notes

On the Closing Date, the Issuers issued and sold $400.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes were issued under the Indenture, dated as of the Closing Date (the “Indenture”), by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee. The 2026 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia Operating, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2026 Senior Notes will mature on August 1, 2026 and bear interest at the rate of 6.0% per annum.

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

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized, are amortized using the effective interest method over the term of the 2026 Senior Notes, and are included in “Interest expense, net” in the Company’s consolidated statement of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as Long-term debt, net on the consolidated balance sheet as of September 30, 2019. During the three and nine months ended September 30, 2019, the Company recognized interest expense of $6.3 million and $18.9 million, respectively, related to the 2026 Senior Notes.

Affiliate Guarantors

Certain subsidiaries of the Company are guarantors under the terms of its Senior Notes and RBL Facility. The parent guarantees may be released upon the request of Magnolia Operating. Magnolia’s consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company, Magnolia has no independent operations. The guarantees are full and unconditional (except for customary release provisions) and joint and several. There are restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to the Company.

10. Leases

Magnolia’s leases primarily consist of real estate, vehicles, and field equipment. The Company’s leases have remaining lease terms of up to 8 years, some of which include options to renew or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. Magnolia’s lease agreements do not contain any residual value guarantees or restrictive covenants.

As most of Magnolia’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

(In thousands)	September 30, 2019
Operating Leases
Operating lease assets	$4,772

Operating lease liabilities - current	$2,724
Operating lease liabilities - long-term	2,039
Total operating lease liabilities	$4,763

Weighted average remaining lease term (in years)	2.0
Weighted average discount rate	3.8%

For the three and nine months ended September 30, 2019, respectively, the Company incurred $0.9 million and $2.1 million of lease costs for operating leases included on the Company’s balance sheet, $5.9 million and $21.1 million for short-term lease costs and $0.6 million and $2.5 million for variable lease costs. Cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases for the nine months ended September 30, 2019 is $2.0 million.
Maturities of lease liabilities as of September 30, 2019 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities(1)	Operating Leases
2019 (remaining)	$771
2020	2,653
2021	1,170
2022	165
2023	98
After 2023	91
Total lease payments	$4,948
Less: Interest	(185)
Present value of lease liabilities	$4,763

(1)
As of December 31, 2018, minimum future contractual payments for long-term operating leases under the scope of ASC 840 were $881 thousand in 2019, $646 thousand in 2020, $198 thousand in 2021, $14 thousand in 2022, $15 thousand in 2023 and $63 thousand thereafter.

11. Stockholders’ Equity

Class A Common Stock

In connection with the closing of the Business Combination, the Company increased the number of authorized shares of Class A Common Stock to 1.3 billion. At September 30, 2019, there were 168.3 million shares issued and 167.3 million shares outstanding of Class A Common Stock. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held.

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

Class B Common Stock

In connection with the closing of the Business Combination, the Company authorized 225.0 million shares of Class B Common Stock. At September 30, 2019, there were 91.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Warrants

On June 7, 2019, the Company commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”), pursuant to which the Company (1) offered to holders of its warrants the opportunity to receive 0.29 shares of Class A Common Stock in exchange for each warrant validly tendered and (2) solicited the consent from the holders of its warrants to approve an amendment to the Company’s existing warrant agreement, by and between the Company and Continental Stock Transfer & Trust Company, to amend the agreement to provide the Company with the right to require any holder of the Company’s warrants to exchange their warrants for Class A Common Stock at an exchange ratio of 0.261 shares of Class A Common Stock for each whole warrant (the “Warrant Amendment”). Pursuant to the Offer, certain of the Company’s warrantholders, including directors and executive officers, agreed to tender their warrants and provide the corresponding consent to the Warrants Amendment in the Consent Solicitation by entering into the Tender and Support Agreement (as defined below).

The Offer and Consent Solicitation expired on July 5, 2019. In connection with the closing of the Offer on July 10, 2019 and the subsequent exercise of the Company’s right to exchange all remaining warrants on July 25, 2019, the Company issued an aggregate of 9.2 million shares of Class A Common Stock in exchange for all of its 31.7 million warrants outstanding, which consisted of 21.7 million public warrants and 10.0 million private placement warrants.

As the fair value of the warrants exchanged in the Offer was less than the fair value of the Class A Common Stock issued, the company recorded a non-cash deemed dividend of $2.8 million for the incremental value provided to the warrant holders. The fair value of warrants and the Class A Common Stock was determined using unadjusted quoted prices in an active market, a Level 1 fair value input. The Company capitalized $2.2 million of expenses related to the Offer within additional paid-in capital.

Share Repurchase Program

On August 5, 2019, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares. The program does not require purchases to be made within a particular timeframe. As of September 30, 2019, the Company had repurchased 950 thousand shares of Class A Common Stock at a weighted average price of $10.23, for a total cost of approximately $9.7 million.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries include amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock and the conversion of Class B Common Stock to Class A Common Stock. As of September 30, 2019, Magnolia owned approximately 64.6% of the interest in Magnolia LLC and the noncontrolling interest was 35.4%. In the first quarter of 2019, Magnolia Operating formed a joint venture, in which MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units, with the remaining 15% attributable to noncontrolling interest.

12. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Successor		Predecessor
(In thousands)	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	January 1, 2018 Through July 30, 2018
Supplemental non-cash operating activity:
Cash paid for income taxes	$390	$—	$336
Cash paid for interest	25,687	350	—
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$37,241	$45,242	$38,028
Contingent Consideration issued in Business Combination	—	149,700	—
Non-Compete agreement entered into in Business Combination	—	44,400	—
Equity issuances in connection with acquisitions	33,693	1,481,695	—
Non-cash deemed dividend related to warrant exchange	2,763	—	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$6,720	—	—

13. Stock Based Compensation

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

Stock based compensation expense is recognized within general and administrative expense on the consolidated statement of operations and was $2.8 million and $8.4 million for the three and nine months ended September 30, 2019. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs granted. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company for any reason prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested restricted shares at September 30, 2019 was $12.0 million, which the Company expects to recognize over a weighted average period of 2.1 years.

The table below summarizes restricted stock unit activity for the nine months ended September 30, 2019.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units, beginning of period	807,431	$13.97
Granted	585,659	$12.33
Vested	237,702	$14.58
Forfeited	—	—
Unvested restricted stock units, end of period	1,155,388	$13.06

Performance Stock Units

During the nine months ended September 30, 2019, the Company granted PSUs to certain employees, with each PSU representing the contingent right to receive one share of Class A Common Stock. The number of shares of Class A Common Stock issuable upon vesting, however, ranges from zero to 150% of the number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over an approximate three-year performance period, the last day of which is also the vesting date. Unrecognized compensation expense related to unvested PSUs at September 30, 2019 was $7.0 million, which the Company expects to recognize over a weighted average period of 2.1 years.

The table below summarizes performance stock award and unit activity for the nine months ended September 30, 2019.

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested performance stock units, beginning of period	475,312	$14.58
Granted	267,482	$13.87
Vested	33,333	$14.58
Forfeited	—	—
Unvested performance stock units, end of period	709,461	$14.31

The grant date fair value of the PSUs granted during the nine months ended September 30, 2019 was $3.7 million, calculated using a Monte Carlo simulation. The following table summarizes the assumptions used to calculate the grant date fair value of these PSUs.

Grant Date Fair Value Assumptions
Expected term (in years)	2.85 - 2.67
Expected volatility	33.61% - 31.58%
Risk-free interest rate	2.48% - 2.29%

14. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows. No such computation is necessary for the Predecessor Period as the Predecessor was not previously accounted for as a standalone legal entity and did not have publicly traded securities.

(In thousands, except per share data)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018
Basic:
Net Income attributable to Class A Common Stock	$7,784	$39,316	$6,176
Weighted average number of common shares outstanding during the period - basic	166,872	160,051	151,992
Net income per common share - basic	$0.05	$0.25	0.04

Diluted:
Net Income attributable to Class A Common Stock	$7,784	$39,316	$6,176
Weighted average number of common shares outstanding during the period - basic	166,872	160,051	151,992
Add: Dilutive effect warrants and stock based compensation	236	1,437	5,080
Weighted average number of common shares outstanding during the period - diluted	167,108	161,488	157,072
Net income per common share - diluted	$0.05	$0.24	$0.04

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding. The Company excluded 91.8 million, 92.3 million, and 87.6 million of weighted average shares of Class A Common Stock issuable upon conversion of the Class B Common Stock (and the corresponding Magnolia LLC Units) for the three and nine months ended September 30, 2019 and for the period from July 31, 2018 through September 30, 2018, respectively, as the effect was anti-dilutive. In addition, for the three months ended September 30, 2019 the effect of warrants were excluded because their inclusion would be anti-dilutive.

15. Related Party Transactions

As of September 30, 2019, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

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

Registration Rights Agreement

At the closing of the Business Combination, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TPG Pace Energy Sponsor LLC, a Delaware limited liability company (“TPG Pace”), the Karnes County Contributors, and the Company’s four independent directors prior to the Business Combination (collectively, the “Holders”), pursuant to which the Company is obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act all or any portion of the shares of Class A Common Stock that the Holders held as of July 31, 2018 and that they may have acquired or might acquire thereafter, including upon conversion, exchange, or redemption of any other security therefor. Under the Registration Rights Agreement, Holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of Class A Common Stock that they own in certain registrations initiated by the Company.

                Pursuant to the Registration Rights Agreement, the Company has filed and taken effective two registration statements on Form S-3, each of which registered, among others, the offering by the Holders of the shares of Class A Common Stock included therein.

Stockholder Agreement

On the Closing Date, the Company, TPG Pace, and the Karnes County Contributors entered into the Stockholder Agreement (the “Stockholder Agreement”), under which the Karnes County Contributors are entitled to nominate two directors, one of whom shall be independent under the listing rules of the New York Stock Exchange, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, for appointment to the board of directors of the Company (the “Board”) so long as they collectively own at least 15% of the outstanding shares of Class A Common Stock and Class B Common Stock, (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis), and one director so long as they collectively own at least 2% of the outstanding shares of Class A Common Stock and Class B Common Stock (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis). The Karnes County Contributors are collectively entitled to appoint one director to each committee of the Board (subject to applicable laws and stock exchange rules). Furthermore, TPG Pace was entitled to certain director nomination rights under the Stockholder Agreement, but those rights ceased following a distribution by TPG Pace of its shares in August 2019.

Contingent Consideration

Pursuant to the Karnes County Contribution Agreement, for a period of five years following the Closing Date, the Company agreed to issue or cause to be issued to the Karnes County Contributors additional equity in the Company and Magnolia LLC upon satisfaction of certain EBITDA and free cash flow or stock price thresholds in three tranches. As of December 31, 2018, the Company had met the defined stock price thresholds and had issued an aggregate of 3.6 million additional shares of Class A Common Stock and 9.4 million additional shares of Class B Common Stock to the Karnes County Contributors and had caused Magnolia LLC to issue 9.4 million additional Magnolia LLC Units to the Karnes County Contributors.

Tender and Support Agreement

Pursuant to the Offer, certain of the Company’s warrantholders, including directors and executive officers, agreed to tender their warrants by entering into the tender and support agreement, dated as of June 7, 2019, by and between the Company and such holders (the “Tender and Support Agreement”). See Note 11 - Stockholders’ Equity for more information.

Predecessor Transactions

EnerVest, as managing general partner of the Karnes County Contributors, provided management, accounting and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors' investor commitments. The management fees incurred were allocated to the Predecessor using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors. The management fees and other costs allocated to the Predecessor and included in "General and administrative expenses" in the combined statements of operations were $1.6 million and $11.6 million for the periods of July 1 through July 30, 2018 and January 1 through July 30, 2018, respectively.

The Karnes County Contributors also entered into operating agreements with EVOC to act as contract operator of the Predecessor’s oil and natural gas wells. The Predecessor reimbursed EVOC for direct expenses incurred. A majority of such expenses were charged on an actual basis (i.e., no mark-up or subsidy to EVOC). These costs are included in “Lease operating expenses” in the combined statements of operations in the Predecessor Period. Additionally, in its role as contract operator, EVOC collected proceeds from oil, natural gas, and NGL sales and distributed them to the Predecessor and other working interest owners.

16. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Business properties. The litigation is in the discovery stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At September 30, 2019, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statement of operations, balance sheet, or cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes thereto.

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

In connection with the consummation of the Business Combination, on July 31, 2018, the Karnes County Contributors received 83.9 million shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), 31.8 million shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and approximately $911.5 million in cash; the Giddings Sellers received approximately $282.7 million in cash; and the Ironwood Sellers received $25.0 million in cash. On March 29, 2019, Magnolia and EnerVest consummated the final settlement of the Business Combination, with Magnolia LLC receiving a net cash payment of $4.3 million in cash and the Karnes County Contributors forfeiting to Magnolia 0.5 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock (and forfeiting a corresponding number of Magnolia LLC Units to Magnolia LLC).

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company has been identified as the acquirer in the Business Combination and the Karnes County Business was deemed to be the accounting “Predecessor”. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated and combined financial statements and certain presentations of information therein are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2018 to July 30, 2018 (the “Predecessor Period”), and the period after the Business Combination, which includes the period from July 31, 2018 to September 30, 2018 (the “2018 Successor Period”), and the three and nine months ended September 30, 2019 (the “2019 Successor Period”).

The Company operates in one reportable segment and is engaged in the acquisition, development, exploration, and production of oil and natural gas properties located in the United States. The Company's oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations.

As of September 30, 2019, Magnolia’s assets in South Texas included 21,946 net acres in Karnes, Gonzales, DeWitt, and Atascosa counties and 428,682 net acres in the Giddings Field. As of September 30, 2019, Magnolia held an interest in approximately 1,618 gross wells (1,128 net), with total production of 66.3 thousand barrels of oil equivalent per day (“Mboe/d”) for the nine months ended September 30, 2019. In the third quarter of 2019, Magnolia operated two drilling rigs across its acreage, one rig in Karnes County and one rig in the Giddings Field.

Magnolia’s production averaged 71.3 Mboe/d for the third quarter of 2019, a 9.5% increase compared to 65.1 Mboe/d in the second quarter.  Third quarter oil production averaged 53.7% of total volumes.

In July, 2019, the Company exchanged all of its warrants for an aggregate of 9.2 million shares of Class A Common Stock. For more information, see Note 11 - Stockholders’ Equity in the Company’s unaudited consolidated financial statements included in this Quarterly Report.

Magnolia recognized net income attributable to Class A Common Stock of $7.8 million and $39.3 million, or $0.05 and $0.24 per diluted common share, for the three and nine months ended September 30, 2019, respectively. Net income attributable to Class A Common Stock for the three and nine months ended September 30, 2019 was reduced by $2.8 million related to the non-cash deemed dividend as a result of the warrant exchange. Magnolia also recognized net income of $17.4 million and $71.4 million, which includes noncontrolling interest of $6.8 million and $29.3 million related to the Class B Common Stock held by certain affiliates of EnerVest for the three and nine month 2019 Successor Period ended September 30, 2019, respectively.

On August 5, 2019, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares. The program does not require purchases to be made within a particular timeframe. During the three and nine months ended September 30, 2019, the Company repurchased 950 thousand shares at a weighted average price of $10.23, for a total cost of approximately $9.7 million.
Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

The 2018 and 2019 Successor Period financial statements reflect a new basis of accounting for the assets acquired and liabilities assumed by the Company in the Business Combination that is based on their fair value. As a result, the statement of operations subsequent to the Business Combination includes depreciation and amortization expense on Magnolia’s property, plant, and equipment balances made under the new basis of accounting. Therefore, the Company’s financial information prior to the Business Combination may not be comparable to its financial information subsequent to the Business Combination. Certain other items of income and expense may not be comparable as a result of the following factors:

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

•
On August 31, 2018, the Company acquired substantially all of the South Texas assets of Harvest Oil & Gas Corporation (the “Harvest Acquisition”) for approximately $133.3 million in cash and 4.2 million shares of the Company’s Class A Common Stock. The Harvest Acquisition added an undivided working interest across a portion of the Karnes County Assets and all of the Giddings Assets;

•
On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC, to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana (the “Highlander Well”); and

•
The financial results for the Successor Period reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, which the Company adopted on December 31, 2018 and applied to all periods presented in the Successor Period. The Predecessor Period continues to be reported under the accounting standards in effect for that period.

As a result of the factors listed above, the combined historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of Magnolia’s revenues for the periods indicated, as well as each period’s respective average prices and production volumes. This table shows production on a barrels of oil equivalent (“boe”) basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six thousand cubic feet of natural gas (“Mcf”) to one barrel. This ratio may not be reflective of the current price ratio between the two products.

	Successor		Predecessor
(In thousands, except per unit data)	Three Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	July 1, 2018 Through July 30, 2018
Production:
Oil (MBbls)	3,520	2,023	897
Natural gas (MMcf)	10,763	5,341	1,153
NGLs (MBbls)	1,245	678	160
Total (Mboe)	6,559	3,591	1,249

Average daily production:
Oil (Bbls/d)	38,261	33,164	28,935
Natural gas (Mcf/d)	116,989	87,557	37,194
NGLs (Bbls/d)	13,533	11,115	5,161
Total (boe/d)	71,292	58,872	40,290

Revenues:
Oil revenues	$207,840	$143,202	$68,487
Natural gas revenues	21,243	13,414	3,646
Natural gas liquids revenues	15,716	21,547	4,754
Total revenues	$244,799	$178,163	$76,887

Average Price:
Oil (per barrel)	$59.05	$70.79	$76.35
Natural gas (per Mcf)	1.97	2.51	3.16
NGLs (per barrel)	12.62	31.78	29.71

Oil revenues were 85%, 80%, and 89% of the Company’s total revenues for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Oil revenues for the 2019 Successor Period were $3.8 million lower compared to the combined 2018 Successor Period and Predecessor Period due to a 19% decrease in average prices partially offset by 21% higher production. The higher volumes are attributable to the inclusion of the Giddings Assets, recent acquisitions, and continued development. Oil production was 54%, 56%, and 72% of total production volume for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively.

Natural gas revenues were 9%, 8%, and 5% of the Company's total revenues for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Natural gas revenues for the 2019 Successor Period were $4.2 million higher compared to the combined 2018 Successor and Predecessor Period due to a 66% increase in natural gas production primarily attributable to the Successor’s inclusion of the Giddings Assets and the acquisition of the Highlander Well, partially offset by a 25% decrease in average prices. Natural gas production was 27%, 25%, and 15% of total production volume for the 2019 Successor Period, 2018 Successor Period and the Predecessor Period, respectively.

Natural gas liquids revenues were 6%, 12%, and 6% of the Company’s total revenues for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. NGL production was 19%, 19%, and 13% of total production volume for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Natural gas liquids revenues for the 2019 Successor Period were $10.6 million lower compared to the combined 2018 Successor Period and Predecessor Period due to a 60% decrease in average prices, partially offset by 49% higher production. The higher production volumes are primarily attributable to the Successor’s inclusion of the Giddings Assets, recent acquisitions, and continued development.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Successor		Predecessor
(In thousands, except per unit data)	Three Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	July 1, 2018 Through July 30, 2018
Operating Expenses:
Lease operating expenses	$24,344	$11,016	$3,681
Gathering, transportation and processing	9,270	5,353	2,240
Taxes other than income	13,333	9,351	2,087
Exploration expenses	3,924	11,221	40
Asset retirement obligations accretion	1,394	391	21
Depreciation, depletion and amortization	143,894	65,902	23,157
Amortization of intangible assets	3,626	2,418	—
General and administrative expenses	17,345	10,297	1,701
Transaction related costs	—	22,366	—
Total operating costs and expenses	$217,130	$138,315	$32,927

Other Income (Expense):
Income (loss) from equity method investee	$92	$309	$(345)
Interest expense, net	(6,896)	(4,959)	—
Gain on derivatives, net	—	—	3,865
Other income (expense), net	21	(7,019)	24
Total other income (expense)	$(6,783)	$(11,669)	$3,544

Average Operating Costs per Boe:
Lease operating expenses	$3.71	$3.07	$2.95
Gathering, transportation and processing	1.41	1.49	1.79
Taxes other than income	2.03	2.60	1.67
Exploration costs	0.60	3.12	0.03
Asset retirement obligation accretion	0.21	0.11	0.02
Depreciation, depletion and amortization	21.94	18.35	18.54
Amortization of intangible assets	0.55	0.67	—
General and administrative expenses	2.64	2.87	1.36
Transaction related costs	—	6.23	—

     Lease operating expenses are the costs incurred in the operation of producing properties which include expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses were $24.3 million, $11.0 million, and $3.7 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Lease operating expenses were $3.71 per boe, $3.07 per boe, and $2.95 per boe for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Lease operating expenses for the 2019 Successor Period were $9.6 million higher than the combined 2018 Successor Period and Predecessor Period primarily due to the inclusion of the Giddings Assets, recent acquisitions, and continued development. The higher cost per boe in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor

Period was primarily due to the inclusion of the Giddings Assets as the Giddings Assets deliver less production per well than the Karnes County Assets, resulting in lease operating costs spread over fewer volumes.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. Gathering, transportation and processing costs were $9.3 million, $5.4 million, and $2.2 million for the 2019 Successor Period, the 2018 Successor Period and the Predecessor Period, respectively, or $1.41, $1.49, and $1.79 on a per boe basis. The $1.7 million higher costs in the 2019 Successor Period, compared to the combined 2018 Successor Period and Predecessor Period, were primarily due to the inclusion of the Giddings Assets as the Giddings Assets produce more gas than the Karnes County Assets and require more gathering, transportation, and processing than the Karnes County Assets. The lower cost per boe in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period was primarily attributable to the adoption of the new revenue recognition requirements.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $13.3 million, $9.4 million, and $2.1 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. The $1.9 million higher taxes other than income incurred during the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period are primarily due to higher fair market values of mineral interest and business assets. Taxes other than income were $2.03 per boe, $2.60 per boe, and $1.67 per boe for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. The lower costs per boe in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period were primarily due to lower production taxes in the 2019 Successor Period.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry holes, costs of expired or abandoned leases, and delay rentals. Exploration expenses of $3.9 million in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period were $7.3 million lower primarily as a result of a one-time purchase of a seismic license continuation in connection with the Business Combination in the 2018 Successor Period.

Asset retirement obligation accretion was $1.0 million higher during the 2019 Successor Period as compared to the combined 2018 Successor Period and Predecessor Period. The $1.4 million asset retirement obligation accretion incurred during the 2019 Successor Period was driven by the inclusion of the Giddings Assets. This resulted in higher accretion expense per boe in the 2019 Successor Period of $0.21 per boe.

Depreciation, depletion and amortization (“DD&A”) was $143.9 million, $65.9 million, and $23.2 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. DD&A was $21.94 per boe for the 2019 Successor Period as compared to $18.35 per boe for the 2018 Successor Period, and $18.54 per boe for the Predecessor Period. DD&A in the 2019 Successor Period was $54.8 million higher than the combined 2018 Successor and Predecessor Period primarily attributable to the increase in property, plant, and equipment and the increased production as a result of the Successor’s inclusion of the Giddings Assets, recent acquisitions, and continued development. The higher rate per boe for the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period is mostly due to Magnolia’s higher property, plant, and equipment balances recorded as a result of the new basis of accounting related to the Business Combination, recent acquisitions and decrease in proved reserves. The Predecessor’s reserves are based on a five-year development plan, whereas the vast majority of the Successor’s proved undeveloped reserves are planned to be developed within one year.

The amortization of intangible assets was $3.6 million and $2.4 million for the 2019 Successor Period and the 2018 Successor Period, respectively. In connection with the close of the Business Combination, the Company recorded an estimated cost of $44.4 million for the Non-Compete Agreement (the “Non-Compete”) entered into with EnerVest on the Closing Date as intangible assets on the Company’s consolidated balance sheet. The $1.2 million higher amortization of intangible assets in the 2019 Successor Period as compared to the 2018 Successor Period is due to three months of amortization in the 2019 Successor Period as compared to approximately two months of amortization in the 2018 Successor Period. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. There were no intangible assets in any of the Predecessor Periods.

General and administrative (“G&A”) expenses are costs incurred for overhead, including payroll and benefits for corporate staff, costs of maintaining a headquarters, IT expenses, and audit and other fees for professional services, including legal compliance expenses. The Company incurs G&A related to the Services Agreement (the “Services Agreement”) with EnerVest Operating L.L.C. (“EVOC”), in which EVOC provides the Company’s day-to-day field level and back office operations and support for the operation and development of the assets, subject to certain exceptions. As consideration for the services to be provided under the Services Agreement, EVOC is paid an annual fee of $23.6 million. In addition, the Company pays industry standard per well overhead payments to EVOC that are adjusted in accordance with industry standard inflationary measures and reimburses EVOC for certain costs incurred by EVOC in performing the services. G&A expenses were $17.3 million, $10.3 million, and $1.7 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. The $5.3 million higher G&A expenses incurred during the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period were primarily due to the Successor incurring certain additional G&A expenses related to fees payable to EVOC under the Services Agreement as well as increased salaries and wages and stock-based compensation costs.

Interest expense, net was $6.9 million for the 2019 Successor Period and $5.0 million for the 2018 Successor Period. Interest expense incurred in the 2019 Successor Period and the 2018 Successor Period is due to interest as well as amortization of debt issuance costs related to the Company’s 6.0% senior notes due 2026 (the “2026 Senior Notes”) and the senior secured reserve-based revolving credit facility (the “RBL Facility”).

Loss on derivatives, net was $3.9 million for the Predecessor Period. Magnolia has not engaged in any hedging activities with respect to the market risk to which the Company is exposed.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of Magnolia’s revenues for the periods indicated, as well as each period’s respective average prices and production volumes. This table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one barrel. This ratio may not be reflective of the current price ratio between the two products.

	Successor		Predecessor
(In thousands, except per unit data)	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	January 1, 2018 Through July 30, 2018
Production:
Oil (MBbls)	9,615	2,023	5,755
Natural gas (MMcf)	30,583	5,341	7,595
NGLs (MBbls)	3,389	678	1,097
Total (Mboe)	18,101	3,591	8,118

Average daily production:
Oil (Bbls/d)	35,220	33,164	27,146
Natural gas (Mcf/d)	112,026	87,557	35,825
NGLs (Bbls/d)	12,414	11,115	5,175
Total (boe/d)	66,305	58,872	38,292

Revenues:
Oil revenues	$584,009	$143,202	$399,124
Natural gas revenues	71,208	13,414	22,135
Natural gas liquids revenues	51,215	21,547	27,927
Total revenues	$706,432	$178,163	$449,186

Average Price:
Oil (per barrel)	$60.74	$70.79	$69.35
Natural gas (per Mcf)	2.33	2.51	2.91
NGLs (per barrel)	15.11	31.78	25.46

Oil revenues were 83%, 80%, and 89% of the Company’s total revenues for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Oil revenues for the 2019 Successor Period were $41.7 million higher compared to the combined 2018 Successor Period and Predecessor Period due to 24% higher production partially offset by a 13% decrease in average prices. The higher volumes in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period are attributable to the inclusion of the Giddings Assets, recent acquisitions and continued development. Oil production was 53%, 56%, and 71% of total production volume for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively.

Natural gas revenues were 10%, 8%, and 5% of the Company's total revenues for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Natural gas revenues for the 2019 Successor Period were $35.7 million higher compared to the combined 2018 Successor Period and Predecessor Period due to 136% more natural gas production primarily attributable to the Successor’s inclusion of the Giddings Assets and the acquisition of the Highlander Well partially offset by a 15% decrease in average prices. Natural gas production was 28%, 25%, and 16% of total production volume for the 2019 Successor Period, the 2018 Successor Period and the Predecessor Period, respectively.

Natural gas liquids revenues were 7%, 12%, and 6% of the Company’s total revenues for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. NGL production was 19%, 19%, and 14% of total production volume for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Natural gas liquids revenues for the 2019 Successor Period were $1.7 million higher in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period due to 91% higher production partially offset by a 46% decrease in average prices. The higher production volumes are primarily attributable to the Successor’s inclusion of the Giddings Assets, recent acquisitions and continued development.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Successor		Predecessor
(In thousands, except per unit data)	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	January 1, 2018 Through July 30, 2018
Operating Expenses:
Lease operating expenses	$70,755	$11,016	$23,513
Gathering, transportation and processing	26,016	5,353	12,929
Taxes other than income	40,825	9,351	23,763
Exploration expenses	10,017	11,221	492
Asset retirement obligations accretion	4,095	391	104
Depreciation, depletion and amortization	385,942	65,902	137,871
Amortization of intangible assets	10,879	2,418	—
General and administrative expenses	52,648	10,297	12,710
Transaction related costs	438	22,366	—
Total operating costs and expenses	$601,615	$138,315	$211,382

Other Income (Expense):
Income from equity method investee	$608	$309	$711
Interest expense, net	(21,611)	(4,959)	—
Loss on derivatives, net	—	—	(18,127)
Other expense, net	8	(7,019)	(50)
Total other expense	$(20,995)	$(11,669)	$(17,466)

Average Operating Costs per Boe:
Lease operating expenses	$3.91	$3.07	$2.90
Gathering, transportation and processing	1.44	1.49	1.59
Taxes other than income	2.26	2.60	2.93
Exploration costs	0.55	3.12	0.06
Asset retirement obligation accretion	0.23	0.11	0.01
Depreciation, depletion and amortization	21.32	18.35	16.98
Amortization of intangible assets	0.60	0.67	—
General and administrative expenses	2.91	2.87	1.57
Transaction related costs	0.02	6.23	—

     Lease operating expenses are the costs incurred in the operation of producing properties including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses were $70.8 million, $11.0 million, and $23.5 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Lease operating expenses were $3.91 per boe, $3.07 per boe, and $2.90 per boe for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. Lease operating expenses were $36.2 million higher in the 2019 Successor Period as compared to the combined 2018 Successor Period and Predecessor Period primarily due to the inclusion of the Giddings Assets, recent acquisitions, and continued development. The higher per boe cost in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor period was primarily due to the inclusion of the Giddings Assets as the Giddings Assets deliver less production per well than the Karnes County Assets, resulting in lease operating costs spread over fewer volumes.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. Gathering, transportation and processing costs were $26.0 million, $5.4 million, and $12.9 million for the 2019 Successor Period, the 2018 Successor Period and the Predecessor Period, respectively, or $1.44, $1.49, and $1.59 on a per boe basis. The $7.7 million higher costs in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period were primarily due to the inclusion of the Giddings Assets as the Giddings Assets produce more gas than the Karnes County Assets and require more gathering, transportation, and processing than the Karnes County Assets. The lower cost per boe in the 2019 Successor Period compared to Combined 2018 Successor and Predecessor Period was primarily attributable to the adoption of the new revenue recognition requirements that were not retroactively applied to the Predecessor Period.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $40.8 million, $9.4 million, and $23.8 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. The $7.7 million higher taxes other than income incurred during the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period are primarily due to an increase in revenues. Taxes other than income were $2.26 per boe, $2.60 per boe, and $2.93 per boe for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. The lower costs per boe in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period were primarily due to the inclusion of the Giddings Assets as the Giddings Assets incur lower production taxes.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry holes, costs of expired or abandoned leases, and delay rentals. Exploration expenses of $10.0 million in the 2019 Successor Period were $1.7 million lower compared to the combined 2018 Successor Period and Predecessor Period as a result of a one-time purchase of a seismic license continuation in connection with the Business Combination in the 2018 Successor Period.

Asset retirement obligation accretion was higher during the 2019 Successor Period as compared to the combined 2018 Successor and Predecessor Period. The $4.1 million asset retirement obligation accretion incurred during the 2019 Successor Period was driven by the inclusion of the Giddings Assets. This resulted in higher accretion expense per boe in the 2019 Successor Period of $0.23 per boe.

DD&A was $385.9 million, $65.9 million, and $137.9 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. DD&A was $21.32 per boe for the 2019 Successor Period. DD&A was $182.2 million higher in the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period. The higher DD&A and the higher DD&A rate per boe for the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period is mostly due to Magnolia’s higher property, plant, and equipment balances recorded as a result of the new basis of accounting related to the Business Combination, recent acquisitions and decrease in proved reserves. The Predecessor’s reserves are based on a five-year development plan, whereas the vast majority of the Successor’s proved undeveloped reserves are planned to be developed within one year.

The amortization of intangible assets was $10.9 million and $2.4 million for the 2019 Successor Period and the 2018 Successor Period, respectively. In connection with the close of the Business Combination, the Company recorded an estimated cost of $44.4 million for the Non-Compete Agreement as intangible assets on the Company’s consolidated balance sheet. The $8.5 million higher amortization of intangible assets in the 2019 Successor Period as compared to the 2018 Successor Period is due to nine months of amortization in the 2019 Successor Period as compared to approximately two months of amortization in the 2018 Successor Period. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. There was no amortization of intangible assets in the Predecessor Period.

G&A expenses were $52.6 million, $10.3 million, and $12.7 million for the 2019 Successor Period, the 2018 Successor Period, and the Predecessor Period, respectively. The $29.6 million higher G&A expenses and higher G&A expenses per boe incurred during the 2019 Successor Period compared to the combined 2018 Successor Period and Predecessor Period were primarily due to the Successor incurring certain additional G&A expenses related to fees payable to EVOC under the Services Agreement as well as increased salaries and wages and stock-based compensation costs.

Interest expense, net was $21.6 million for the 2019 Successor Period, and $5.0 million for the 2018 Successor Period. Interest expense incurred in the 2019 Successor Period and 2018 Successor Period is due to interest and amortization of debt issuance costs related to the 2026 Senior Notes and the RBL Facility.

Loss on derivatives, net was $18.1 million for the Predecessor Period. During the 2019 Successor Period and the 2018 Successor Period, Magnolia has not engaged in any hedging activities with respect to the market risk to which the Company is exposed.

Liquidity and Capital Resources

Magnolia’s primary sources of liquidity and capital have been cash flows from operations and, at the close of the Business Combination, issuances of equity and debt securities. The Company’s primary uses of cash have been acquisitions of oil and natural gas properties and related assets, development of the Company’s oil and natural gas properties, and general working capital needs.

Magnolia believes that cash on hand, cash flows generated from operations, and the borrowings available under the RBL Facility will be adequate to fund Magnolia’s capital budget and satisfy the Company’s short-term liquidity needs.

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

As of September 30, 2019, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of September 30, 2019, the Company has $714.5 million of liquidity comprised of the $550.0 million of borrowing base capacity of the RBL Facility and $164.5 million of cash and cash equivalents.

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

Cash and Cash Equivalents

At September 30, 2019, Magnolia had $164.5 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits, however, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash for the periods presented:

	Successor		Predecessor
(In thousands)	Nine Months Ended September 30, 2019	July 31, 2018 Through September 30, 2018	January 1, 2018 Through July 30, 2018
Sources of cash and cash equivalents
Net cash provided by operating activities	$488,611	$87,302	$284,812
Issuance of common stock	—	355,000	—
Proceeds from issuance of debt	—	400,000	—
Proceeds withdrawn from Trust Account	—	656,078	—
Other	7,301	—	62,641
	495,912	1,498,380	347,453
Uses of cash and cash equivalents:
Acquisition of EnerVest properties	4,250	(1,219,217)	—
Acquisitions, other	(93,221)	(135,652)	(150,139)
Additions to oil and natural gas properties	(364,859)	(33,724)	(197,314)
Payment of Contingent Consideration	—	(26,000)	—
Repayments of deferred underwriting compensation	—	(22,750)	—
Cash paid for debt issuance costs	—	(23,336)	—
Repurchase of common stock	(9,722)	—	—
Other	(3,629)	(1,009)	—
	(467,181)	(1,461,688)	(347,453)
Increase in cash and cash equivalents	$28,731	$36,692	$—

Sources of Cash and Cash Equivalents

Business Combination

The primary source of cash for the Business Combination in the 2018 Successor Period were proceeds from the issuance of common stock of $355 million, proceeds from issuance of debt of $400 million, and proceeds withdrawn from Trust account of $656.1 million related to the Company’s May 2017 initial public offering. See Overview of this Item 2 for more information on the Business Combination.

Net cash provided by operating activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short term and long term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of certain non-cash expenses such as DD&A, asset retirement obligation accretion, and deferred income tax expense.

Net cash provided by operating activities totaled $488.6 million, $87.3 million, and $284.8 million for the 2019 Successor Period, 2018 Successor Period, and Predecessor Period, respectively. Cash provided by operating activities was positively impacted by the inclusion of the Giddings Assets in the Successor Period but was partially offset by interest expense payments, EnerVest service fee payments, and higher production tax payments. The 2018 Successor Period includes $22.4 million one-time transaction costs associated with the Business Combination, exploration expenses of $11.2 million primarily related to a one-time purchase of a seismic license continuation.

Uses of Cash and Cash Equivalents

Business Combination

The primary use of cash in the 2018 Successor Period was the acquisition of EnerVest properties which included an aggregate of approximately $1.2 billion in cash, cash paid for debt issuance costs of $23.3 million, and the payment of a deferred underwriting compensation liability of approximately $22.8 million.

Other acquisitions

During the 2019 Successor Period, the Company completed leasehold and property acquisitions for a total cash purchase price of $93.2 million, comprised of the Highlander acquisition, and other acquisitions of additional oil and gas assets primarily located in Karnes County. The 2018 Successor Period activity of $135.7 million is primarily comprised of the Harvest Acquisition. The Predecessor Period activity of $150.1 million is comprised of the Subsequent GulfTex Acquisition.

Additions to oil and natural gas properties

The following table sets forth the Company’s capital expenditures for the 2019 Successor Period:

(In thousands)	Nine Months Ended September 30, 2019
Drilling and completion	$344,179
Leasehold acquisition costs	8,556
Total capital expenditures	$352,735

In the third quarter of 2019, Magnolia operated two drilling rigs across its acreage, one rig in Karnes County and one rig in the Giddings Field. The activity in the 2019 Successor Period was largely driven by the number of operated drilling rigs. The number of operating drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending within 60% of adjusted EBITDAX.

Payment of Contingent Consideration

Pursuant to the Giddings Purchase Agreement, during the 2018 Successor Period, the Company paid the Giddings Sellers a cash payment of $26.0 million to fully settle the earnout obligation.

Capital Requirements

Repurchase of common stock

On August 5, 2019, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares. The program does not require purchases to be made within a particular timeframe. During the 2019 Successor Period, the Company repurchased 950 thousand shares at a weighted average price of $10.23, for a total cost of approximately $9.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement. At September 30, 2019, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
The Company has not engaged in, and does not expect to engage in any hedging activities with respect to the market risk to which it is exposed.

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the nine months ended September 30, 2019 would have increased (decreased) the Company’s revenues by approximately $12.8 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2019 would have increased (decreased) Magnolia’s revenues by approximately $4.1 million on an annualized basis.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, its disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes to Internal Control Over Financial Reporting

As of September 30, 2019, there have been no changes in Magnolia’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company’s share repurchase activities for each period presented.

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program (1)(2)	Maximum Number of Common Shares that May Yet be Purchased Under the Program
July 1, 2019 - July 31, 2019	—	$—	—	—
August 1, 2019 - August 31, 2019	600,000	10.07	600,000	9,400,000
September 1, 2019 - September 30, 2019	350,000	10.52	350,000	9,050,000
Total	950,000	$10.23	950,000	9,050,000

(1)	In August 2019, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares.

(2)	On September 30, 2019, the Company repurchased 50,000 additional shares that did not settle until October 2, 2019 and are not included in the table above.

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

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: November 5, 2019	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)