Form 10-Q
period 2020-03-31
Magnolia Oil & Gas Corp
filed 2020-05-11
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2020, there were 166,579,165 shares of Class A Common Stock, $0.0001 par value per share, and 85,789,814 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

GLOSSARY OF CERTAIN OTHER TERMS

The following are definitions of certain other terms that are used in this Quarterly Report on Form 10-Q:

2026 Senior Notes. 6.0% Senior Notes due 2026.

Business Combination. The acquisition which closed on July 31, 2018 of certain right, title, and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas; certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk; and a 35% membership interest in Ironwood Eagle Ford Midstream, LLC.

Class A Common Stock. Magnolia’s Class A Common Stock, par value $0.0001 per share.

Class B Common Stock. Magnolia’s Class B Common Stock, par value $0.0001 per share.

The Company or Magnolia. Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires).

EnerVest. EnerVest Ltd.

Giddings Assets. Certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings Field of the Austin Chalk formation.

Issuers. Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating.

Karnes County Assets. Certain right, title, and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas.

Karnes County Contributors. EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-WIC, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-2A, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-3A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership.

Magnolia Intermediate. Magnolia Oil & Gas Intermediate LLC.

Magnolia LLC. Magnolia Oil & Gas Parent LLC.

Magnolia LLC Units. Units representing limited liability company interests in Magnolia LLC.

Magnolia Operating. Magnolia Oil & Gas Operating LLC.

RBL Facility. Senior secured reserve-based revolving credit facility.

Services Agreement. That certain Services Agreement, by and between the Company and EnerVest Operating LLC (“EVOC”), pursuant to which EVOC provides certain services to the Company as described in the agreement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$146,492	$182,633
Accounts receivable	77,744	105,775
Drilling advances	863	299
Other current assets	4,146	4,511
Total current assets	229,245	293,218
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,050,470	3,815,221
Other	3,391	3,087
Accumulated depreciation, depletion and amortization	(844,255)	(701,551)
Total property, plant and equipment, net	1,209,606	3,116,757
OTHER ASSETS
Deferred financing costs, net	7,806	8,390
Equity method investment	20,171	19,730
Intangible assets, net	20,225	23,851
Other long-term assets	3,776	4,460
TOTAL ASSETS	$1,490,829	$3,466,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$86,154	$79,428
Other current liabilities (Note 7)	84,546	95,780
Total current liabilities	170,700	175,208
LONG-TERM LIABILITIES
Long-term debt, net	390,147	389,835
Asset retirement obligations, net of current	97,008	93,524
Deferred taxes, net	3,181	77,834
Other long-term liabilities	903	1,476
Total long-term liabilities	491,239	562,669
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 168,473 shares issued and 166,473 shares outstanding in 2020 and 168,318 shares issued and 167,318 shares outstanding in 2019	17	17
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 85,790 shares issued and outstanding in 2020 and 2019	9	9
Additional paid-in capital	1,703,996	1,703,362
Treasury Stock, at cost, 2,000 shares and 1,000 shares in 2020 and 2019, respectively	(16,760)	(10,277)
Retained earnings (Accumulated deficit)	(1,144,070)	82,940
Noncontrolling interest	285,698	952,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,490,829	$3,466,406

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
REVENUES
Oil revenues	$154,686	$171,654
Natural gas revenues	16,175	27,375
Natural gas liquids revenues	10,504	19,645
Total revenues	181,365	218,674
OPERATING EXPENSES
Lease operating expenses	24,163	21,518
Gathering, transportation, and processing	8,020	9,315
Taxes other than income	10,018	14,401
Exploration expense	556,427	2,476
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligation accretion	1,438	1,328
Depreciation, depletion and amortization	142,671	115,946
Amortization of intangible assets	3,626	3,626
General and administrative expenses	18,080	16,196
Transaction related costs	—	353
Total operating costs and expenses	2,145,701	185,159

OPERATING INCOME (LOSS)	(1,964,336)	33,515

OTHER INCOME (EXPENSE)
Income from equity method investee	440	388
Interest expense, net	(6,757)	(7,416)
Other income (expense), net	(472)	1
Total other income (expense)	(6,789)	(7,027)

INCOME (LOSS) BEFORE INCOME TAXES	(1,971,125)	26,488
Income tax expense (benefit)	(75,826)	3,775
NET INCOME (LOSS)	(1,895,299)	22,713
LESS: Net income (loss) attributable to noncontrolling interest	(668,289)	9,687
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$(1,227,010)	$13,026

NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$(7.34)	$0.08
Diluted	$(7.34)	$0.08
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	167,149	156,322
Diluted	167,149	158,140

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense	—	—	—	—	2,432	—	2,432	—	2,432
Changes in ownership interest adjustment	—	—	—	—	(919)	—	(919)	832	(87)
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	(6,095)	(19,150)	(25,245)
Contributions from noncontrolling interest owner	—	—	—	—	—	—	—	8,809	8,809
Net income	—	—	—	—	—	13,026	13,026	9,687	22,713
Balance, March 31, 2019	155,837	$16	91,790	$9	$1,636,655	$48,533	$1,685,213	$1,031,364	$2,716,577

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense, net of forfeitures	—	—	—	—	2,879	—	—	—	2,879	—	2,879
Changes in ownership interest adjustment and in deferred tax liability	—	—	—	—	(1,793)	—	—	—	(1,793)	1,793	—
Common stock issued related to stock based compensation, net	154	—	—	—	(452)	—	—	—	(452)	—	(452)
Class A Common Stock repurchase	—	—	—	—	—	1,000	(6,483)	—	(6,483)	—	(6,483)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(284)	(284)
Net loss	—	—	—	—	—	—	—	(1,227,010)	(1,227,010)	(668,289)	(1,895,299)
Balance, March 31, 2020	168,473	$17	85,790	$9	$1,703,996	2,000	$(16,760)	$(1,144,070)	$543,192	$285,698	$828,890

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,895,299)	$22,713
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	142,671	115,946
Amortization of intangible assets	3,626	3,626
Exploration expense, non-cash	555,189	483
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligations accretion expense	1,438	1,328
Amortization of deferred financing costs	896	871
Deferred tax expense (benefit)	(74,654)	3,415
Stock based compensation	2,879	2,432
Other	(447)	(393)
Changes in operating assets and liabilities:
Accounts receivable	28,031	5,012
Accrued liabilities	(16,547)	(29,955)
Accounts payable	6,726	(6,729)
Drilling advances	(563)	(599)
Other assets and liabilities, net	(326)	(1,588)
Net cash provided by operating activities	134,878	116,562
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EnerVest properties	—	4,250
Acquisitions, other	(69,390)	(53,326)
Additions to oil and natural gas properties	(94,210)	(134,435)
Other investing	(200)	197
Net cash used in investing activities	(163,800)	(183,314)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from noncontrolling interest owners	—	7,301
Distributions to noncontrolling interest owners	(284)	—
Class A Common Stock repurchase	(6,483)	—
Other financing activities	(452)	—
Net cash provided by (used in) financing activities	(7,219)	7,301

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,141)	(59,451)
Cash and cash equivalents – Beginning of period	182,633	135,758
Cash and cash equivalents – End of period	$146,492	$76,307

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental non-cash operating activity:
Cash paid for interest	$12,540	$12,571
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$47,903	$61,778
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$2,516

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization and Nature of Operations

Magnolia is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated and combined financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.

In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.

Certain reclassifications of prior period financial statements have been made to conform to current reporting practices. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated.  The Company reflects a noncontrolling interest representing primarily the interest owned by the Karnes County Contributors through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 11—Stockholders’ Equity for further discussion of the noncontrolling interest.

2. Summary of Significant Accounting Policies

As of March 31, 2020, the Company’s significant accounting policies are consistent with those discussed in Note 2 - Summary of Significant Accounting Policies of its consolidated and combined financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, with the exception of Accounts Receivable and Allowance for Expected Credit Losses.

Accounts Receivable and Allowance for Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Magnolia adopted this standard on January 1, 2020. The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. The majority of these receivables have payment terms of 30 days or less. For receivables due from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. From an evaluation of the Company’s existing credit portfolio, historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of Magnolia’s business partners. As expected, there was no material impact on the Company’s unaudited consolidated financial statements or disclosures upon adoption of this ASU.

3. Revenue Recognition

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

The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $68.7 million as of March 31, 2020 and $100.4 million as of December 31, 2019. See Note 2 - Summary of Significant Accounting Policies for more information on the Company’s allowance for expected credit losses policy.

The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented.

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

4. Acquisitions

2020 Acquisitions

On February 21, 2020, the Company completed the acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas, for approximately $71.3 million in cash, subject to customary closing adjustments. The transaction was accounted for as an asset acquisition.

2019 Acquisitions

On May 31, 2019, the Company completed the acquisition of certain oil and natural gas assets located in the Company’s Karnes County Assets for approximately $36.3 million in cash and approximately 3.1 million shares of the Company’s Class A Common Stock. The transaction was accounted for as an asset acquisition.

On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana and 31.1 million royalty trust units in the Gulf Coast Ultra Deep Royalty Trust from McMoRan Oil & Gas, LLC. Highlander paid cash consideration of $50.9 million for such interests. MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander. The transaction was accounted for as an asset acquisition.

5. Fair Value Measurements

Certain of the Company’s assets and liabilities are carried at fair value and measured either on a recurring or nonrecurring basis. The Company’s fair value measurements are based either on actual market data or assumptions that other market participants would use in pricing an asset or liability in an orderly transaction, using the valuation hierarchy prescribed by GAAP under ASC 820.

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

Fair Value of Financial Instruments

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheet at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$390,147	$228,000	$389,835	$412,000

The fair value of the 2026 Senior Notes at March 31, 2020 and December 31, 2019 was based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

The Company has other financial instruments consisting primarily of receivables, payables, and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in business combinations and asset retirement obligations.

Nonrecurring Fair Value Measurements

The Company applies the provisions of the fair value measurement standard on a nonrecurring basis to its non-financial assets and liabilities, including oil and natural gas properties. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments when facts and circumstances arise that indicate a need for remeasurement.

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of the sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statement of operations for the three months ended March 31, 2020. Proved and unproved properties that were impaired had aggregate fair values as of the most recent date of impairment for the three months ended March 31, 2020, of $0.8 billion and $0.3 billion, respectively. The fair values of oil and natural gas properties were measured using the income approach based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. The Company calculated the estimated fair values of its oil and natural gas properties using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments.

6. Intangible Assets

Non-Compete Agreement

On July 31, 2018, the Company and EnerVest, separate and apart from the Business Combination, entered into a non-compete agreement (the “Non-Compete”), which prohibits EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until the later of July 31, 2022 or the date the Services Agreement is terminated. Under the Non-Compete, an affiliate of EnerVest will have the right to receive 4.0 million shares of Class A Common Stock in two tranches of 2.0 million shares in two and one half and four years from July 31, 2018 provided EnerVest does not compete in the Market Area.

The Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the Company’s consolidated balance sheet. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. The Company includes the amortization in “Amortization of intangible assets” on the Company’s consolidated statements of operations.

(In thousands)	March 31, 2020	December 31, 2019
Non-compete intangible assets	$44,400	$44,400
Accumulated amortization	(24,175)	(20,549)
Intangible assets, net	$20,225	$23,851
Weighted average amortization period (in years)	3.25	3.25

7. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	March 31, 2020	December 31, 2019
Accrued capital expenditures	$47,903	$40,722
Other	36,643	55,058
Total other current liabilities	$84,546	$95,780

8. Long Term Debt

The Company’s debt is comprised of the following:

(In thousands)	March 31, 2020	December 31, 2019
Revolving credit facility	$—	$—
6.0% Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(9,853)	(10,165)
Total debt, net	$390,147	$389,835

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into the RBL Facility among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of March 31, 2020 was $550.0 million. In April 2020, the borrowing base capacity was reduced to $450.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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
The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of March 31, 2020, the Company was in compliance with all covenants under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense of $1.1 million during the three months ended March 31, 2020 and 2019 related to the RBL Facility. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of March 31, 2020.

The Company did not have any outstanding borrowings under its RBL Facility as of March 31, 2020.
2026 Senior Notes

On July 31, 2018, the Issuers issued and sold $400.0 million aggregate principal amount of 2026 Senior Notes. The 2026 Senior Notes were issued under the Indenture, dated as of July 31, 2018 (the “Indenture”), by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee. The 2026 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia Operating, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2026 Senior Notes will mature on August 1, 2026 and bear interest at the rate of 6.0% per annum.

At any time prior to August 1, 2021, the Issuers may, on any one or more occasions, redeem all or a part of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the 2026 Senior Notes redeemed, plus a “make whole” premium on accrued and unpaid interest, if any, to, but excluding, the date of redemption. After August 1, 2021, the Issuers may redeem all or a part of the 2026 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as “Long-term debt, net” on the consolidated balance sheet as of March 31, 2020. The Company recognized interest expense of $6.3 million for the three months ended March 31, 2020 and 2019 related to the 2026 Senior Notes.

Affiliate Guarantors

The Company, Magnolia LLC (together with the Company, the “Parent Guarantors”), and the direct parent company of Magnolia Operating and certain subsidiaries of Magnolia Operating are guarantors under the terms of its 2026 Senior Notes and RBL Facility. The Parent Guarantors may be released upon the request of Magnolia Operating. Magnolia’s consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company, Magnolia has no independent operations. The guarantees are full and unconditional (except for customary release provisions) and joint and several. There are restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to the Company.

9. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Assets. The litigation is in the pre-trial stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At March 31, 2020, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at March 31, 2020 or March 31, 2019.

Environmental Matters

The Company, as an owner or lessee and operator of oil and natural gas properties, is subject to various federal, state, local laws, and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and natural gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.

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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. Furthermore, in the midst of the ongoing COVID-19 pandemic, the competition between Russia and Saudi Arabia for crude oil market share caused a substantial increase in supply. The implications of these unprecedented events continue to unfold and may have further negative effects to the Company’s business, such as production curtailment, reduced storage capacity, and reductions to its operating plans.

10. Income Taxes

The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act includes several significant business tax provisions that, among other things, allow businesses to carry back net operating losses (“NOL”) arising in 2018, 2019, and 2020 to the five prior tax years. Applying the NOL carryback provision results in an income tax benefit of $1.2 million in the first quarter of 2020 and the difference in the U.S. federal rate of 35% in 2017 compared to 21% in 2018 and thereafter results in a discrete benefit to the tax provision of approximately $0.5 million for the period ended March 31, 2020.

The income tax expense or benefit recorded for the period is based on applying an estimated annual effective income tax rate to the net income or loss for the quarters ended March 31, 2020 and March 31, 2019. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Company’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interest, permanent and temporary differences, and the likelihood of recovering deferred tax assets in the current year. The accounting estimates used to compute the income tax expense or benefit may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes. The Company’s annual effective tax rate for the three months ended March 31, 2020 and 2019 was 3.8% and 14.2%, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, the recognition of a valuation allowance on federal and state deferred tax assets, and state taxes. During the first quarter of 2020, Magnolia’s effective tax rate was primarily impacted by the recognition of valuation allowances for its deferred tax assets from non-cash impairments of the carrying value of the Company’s oil and natural gas properties and the net deferred tax assets generated in this period.

During the first quarter of 2020, the Company moved from a net deferred tax liability position to an estimated net deferred tax asset position of $208.8 million resulting primarily from oil and natural gas impairments. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of March 31, 2020, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $208.8 million.

The Company’s income tax provision consists of the following components:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Current:
Federal	$(1,172)	$177
State	—	183
	(1,172)	360
Deferred:
Federal	(68,877)	3,361
State	(5,777)	54
	(74,654)	3,415
Total provision	$(75,826)	$3,775

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas, and Louisiana corporate income tax. No amounts have been accrued for income tax uncertainties or interest and penalties as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

11. Stockholders’ Equity

Class A Common Stock

At March 31, 2020, there were 168.5 million shares of Class A Common Stock issued and 166.5 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement (defined herein). In the event of a liquidation, dissolution, or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At March 31, 2020, there were 85.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of the Company, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchase Program

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. As of March 31, 2020, the Company had repurchased 2.0 million shares under the plan at a cost of $16.8 million.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries include amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of March 31, 2020, Magnolia owned approximately 66% of the interest in Magnolia LLC and the noncontrolling interest was 34%. In the first quarter of 2019, Magnolia Operating formed Highlander as a joint venture where MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander, with the remaining 15% attributable to noncontrolling interest.

12. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (the “Plan”), effective as of July 17, 2018. A total of 11.8 million shares of Class A Common Stock have been authorized for issuance under the Plan. The Company grants stock based compensation awards in the form of restricted stock units (“RSUs”) and performance stock units (“PSUs”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” on the consolidated statements of operations and was $2.9 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period, in the case of awards to employees, and vest in full after one year, in the case of awards to directors. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company for any reason prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested RSUs at March 31, 2020 was $13.6 million, which the Company expects to recognize over a weighted average period of 2.2 years.

The table below summarizes RSU activity for the three months ended March 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs, beginning of period	1,099,901	$12.97
Granted	686,345	7.45
Vested	(213,846)	12.68
Forfeited	—	—
Unvested RSUs, end of period	1,572,400	$10.60

Performance Stock Units

During the three months ended March 31, 2020, the Company granted PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. Unrecognized compensation expense related to unvested PSUs at March 31, 2020 was $7.5 million, which the Company expects to recognize over a weighted average period of 2.0 years.

The table below summarizes PSU activity for the three months ended March 31, 2020:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested PSUs, beginning of period	701,128	$14.31
Granted	401,958	6.14
Vested	(8,334)	14.58
Forfeited	—	—
Unvested PSUs, end of period	1,094,752	$11.31

The grant date fair value of the PSUs granted during the three months ended March 31, 2020 and 2019 was $2.5 million and $3.6 million, respectively, calculated using a Monte Carlo simulation. The following table summarizes the assumptions used to calculate the grant date fair value of these PSUs.

Grant Date Fair Value Assumptions	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Expected term (in years)	2.85	2.85
Expected volatility	33.50%	33.61%
Risk-free interest rate	1.16%	2.48%

13. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

(In thousands, except per share data)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Basic:
Net income (loss) attributable to Class A Common Stock	$(1,227,010)	$13,026
Weighted average number of common shares outstanding during the period - basic	167,149	156,322
Net income (loss) per share of Class A Common Stock - basic	$(7.34)	$0.08

Diluted:
Net income (loss) attributable to Class A Common Stock	$(1,227,010)	$13,026
Weighted average number of common shares outstanding during the period - basic	167,149	156,322
Add: Dilutive effect warrants, stock based compensation, and other	—	1,818
Weighted average number of common shares outstanding during the period - diluted	167,149	158,140
Net income (loss) per share of Class A Common Stock - diluted	$(7.34)	$0.08

The calculation for weighted average shares reflects shares outstanding over the reporting period based on the actual number of days the shares were outstanding. The Company excluded the following from the computation of diluted earnings or loss per share because the effect was anti-dilutive as a result of the net loss for the quarter ended March 31, 2020: (i) 85.8 million weighted average shares of Class A Common Stock issuable upon exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units), (ii) 4.0 million contingent shares of Class A Common Stock issuable to EnerVest, provided EnerVest does not compete in the Market Area, and (iii) 0.3 million RSUs and PSUs. For the quarter ended March 31, 2019, the Company excluded 93.3 million weighted average shares of Class A Common Stock issuable upon the exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units) as the effect was anti-dilutive.

14. Related Party Transactions

As of March 31, 2020, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, Magnolia’s assumptions about:

•
the length, scope and severity of the recent coronavirus disease 2019 (“COVID-19”) pandemic, and the impacts of the competition between Russia and Saudi Arabia for crude oil market share, including the effects of related public health concerns and the impact of actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes thereto.

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves that operates in one reportable segment located in the United States. The Company's oil and natural gas properties are located primarily in Karnes County and the Giddings Field in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations.

Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments such as the one the Company is currently experiencing.

COVID-19 Pandemic and Market Conditions Update

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions, and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and natural gas. Furthermore, in the midst of the ongoing COVID-19 pandemic, the competition between Russia and Saudi Arabia for crude oil market share caused a substantial increase in supply. As a result, the price of oil has remained extremely depressed and available storage and transportation capacity for production is increasingly limited and may be completely unavailable in the near future. The imbalance between the supply of and demand for oil, lack of available storage, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices.

Magnolia’s business, like many oil and natural gas producers, has been, and is expected to continue to be, negatively affected by the crisis described above, which is ongoing and evolving. The Company has not entered into any hedging arrangements with respect to the commodity price risk to which the Company is exposed and the prices ultimately realized for oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Magnolia is unable to reasonably predict when, or to what extent, commodity prices and the overall markets and global economy will stabilize, and the pace of any subsequent recovery for the oil and gas industry. Further, the ultimate impact that these events will have on Magnolia’s business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous evolving factors that cannot be predicted, including the duration of the pandemic.

Magnolia has taken steps and continues to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on its operations, financial condition, and people. Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. Magnolia currently expects its drilling and completion capital outlays for the remainder of the year to be less than those in the first quarter of 2020. As a result, the Company has reduced its rig count to one rig in the Giddings assets. If the current commodity price environment persists, Magnolia expects to cease its remaining drilling and completion activity across its asset base. The Company is well positioned to reduce operations given the significant flexibility within its capital program, as its operated drilling rig is on a short-term contract and the Company has no long-term service obligations. Moreover, Magnolia does not have any contractual drilling obligations and nearly all the Company’s acreage is held by production. In response to the COVID-19 pandemic and industry downturn, Magnolia has initiated a corporate-wide cost reduction program to help decrease costs throughout every aspect of the Company. The Company has made reductions in general and administrative expense by reducing corporate salaries by approximately ten percent, renegotiating the fees with the Services Agreement, and continues to work with many of its other vendors and suppliers to reduce the cost of their services in order to improve the Company’s margins. Magnolia believes these measures, taken together with its significant liquidity and lack of near term debt maturities, will provide additional flexibility in navigating the current volatile environment; however, given the tremendous uncertainty and turmoil, there is no certainty that the measures Magnolia takes will be sufficient.

As a producer of oil and natural gas, Magnolia is recognized as an essential business and has continued to operate while taking steps to protect the health and safety of its workers. Magnolia and its contractors have implemented protocols to reduce the risk of an outbreak within its operations, and these protocols have not reduced production or efficiency in a significant manner. Magnolia’s non-field level employees have the option to temporarily work remotely, and Magnolia has been able to maintain a consistent level of effectiveness through these arrangements, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting.

Business Overview

As of March 31, 2020, Magnolia’s assets in South Texas included 42,968 gross (23,535 net) acres in Karnes, Gonzales, DeWitt, and Atascosa Counties, Texas, and 630,787 gross (428,778 net) acres in the Giddings Field. As of March 31, 2020, Magnolia held an interest in approximately 1,792 gross (1,181 net) wells, with total production of 68.4 thousand barrels of oil equivalent per day (“Mboe/d”) for the three months ended March 31, 2020. In the first quarter of 2020, Magnolia operated a one-rig program for the Karnes County Assets and a one-rig program for the Giddings Assets.

Magnolia recognized a net loss attributable to Class A Common Stock of $1.2 billion, or $7.34 per diluted common share, for the three months ended March 31, 2020. Magnolia recognized a net loss of $1.9 billion, which includes noncontrolling interest of $0.7 billion related to the Magnolia LLC Units (and corresponding Class B Common Stock) held by certain affiliates of EnerVest for the three months ended March 31, 2020.

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. As of March 31, 2020, the Company had repurchased 2.0 million shares under the plan at a cost of $16.8 million, 1.0 million of which were repurchased in the first quarter of 2020 at a cost of $6.5 million.

As a result of the sharp decline in commodity prices during the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statement of operations for the three months ended March 31, 2020.

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•
The Company incurred a net loss of $1.9 billion for the quarter ended March 31, 2020 compared to net income of $22.7 million for the quarter ended March 31, 2019. The net loss was primarily a result of impairments of $1.9 billion related to proved and unproved oil and natural gas properties for the quarter ended March 31, 2020;

•
On February 21, 2020, the Company completed the acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas, for approximately $71.3 million in cash, subject to customary closing adjustments;

•
On May 31, 2019, the Company completed the acquisition of certain oil and natural gas assets located in the Company’s Karnes County Assets for approximately $36.3 million in cash and approximately 3.1 million shares of the Company’s Class A Common Stock; and

•
On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana (the “Highlander Well”), in which MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units, with the remaining 15% attributable to noncontrolling interest.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

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

(In thousands, except per unit data)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Production:
Oil (MBbls)	3,391	2,906
Natural gas (MMcf)	10,053	9,763
NGLs (MBbls)	1,155	1,084
Total (Mboe)	6,222	5,617

Average daily production:
Oil (Bbls/d)	37,259	32,289
Natural gas (Mcf/d)	110,475	108,478
NGLs (Bbls/d)	12,688	12,044
Total (boe/d)	68,360	62,413

Revenues:
Oil revenues	$154,686	$171,654
Natural gas revenues	16,175	27,375
Natural gas liquids revenues	10,504	19,645
Total revenues	$181,365	$218,674

Average Price:
Oil (per barrel)	$45.62	$59.07
Natural gas (per Mcf)	1.61	2.80
NGLs (per barrel)	9.09	18.12

Oil revenues were 85% and 78% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively. Oil production was 55% and 52% of total production volume for the three months ended March 31, 2020 and 2019, respectively. The oil revenues for the three months ended March 31, 2020 were $17.0 million lower than the three months ended March 31, 2019 due to a 23% decrease in average prices partially offset by 17% higher production.

Natural gas revenues were 9% and 13% of the Company's total revenues for the three months ended March 31, 2020 and 2019, respectively. Natural gas production was 27% and 29% of total production volume for the three months ended March 31, 2020 and 2019, respectively. Natural gas revenues for the three months ended March 31, 2020 were $11.2 million lower than the three months ended March 31, 2019 due to 43% lower average prices partially offset by 3% higher natural gas production. The higher production volumes are primarily attributable to the Highlander Well being included for all of the quarter ended March 31, 2020.

NGL revenues were 6% and 9% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively. NGL production was 19% of total production volume for both the three months ended March 31, 2020 and March 31, 2019. NGL revenues for the three months ended were March 31, 2020 $9.1 million lower than the three months ended March 31, 2019 due to 50% lower average prices partially offset by 7% higher production. The higher production volumes are primarily attributable to recent acquisitions and continued development.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

(In thousands, except per unit data)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Expenses:
Lease operating expenses	$24,163	$21,518
Gathering, transportation, and processing	8,020	9,315
Taxes other than income	10,018	14,401
Exploration expenses	556,427	2,476
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligations accretion	1,438	1,328
Depreciation, depletion and amortization	142,671	115,946
Amortization of intangible assets	3,626	3,626
General and administrative expenses	18,080	16,196
Transaction related costs	—	353
Total operating costs and expenses	$2,145,701	$185,159

Other Income (Expense):
Income from equity method investee	$440	$388
Interest expense, net	(6,757)	(7,416)
Other expense, net	(472)	1
Total other expense	$(6,789)	$(7,027)

Average Operating Costs per boe:
Lease operating expenses	$3.88	$3.83
Gathering, transportation, and processing	1.29	1.66
Taxes other than income	1.61	2.56
Exploration expense	89.43	0.44
Impairment of oil and natural gas properties	222.00	—
Asset retirement obligation accretion	0.23	0.24
Depreciation, depletion and amortization	22.93	20.64
Amortization of intangible assets	0.58	0.65
General and administrative expenses	2.91	2.88
Transaction related costs	—	0.06

     Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended March 31, 2020 were $2.6 million higher than the three months ended March 31, 2019 primarily due to recent acquisitions and continued development bringing new wells online. The per boe cost for the three months ended March 31, 2020 remained consistent with the three months ended March 31, 2019.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the three months ended March 31, 2020 were $1.3 million lower than the three months ended March 31, 2019 primarily due to lower gas production from the Karnes County Assets and Giddings Assets. The decreased cost per boe in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to recent acquisitions that have a lower cost per boe.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income and related cost per boe were lower for the three months ended

March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in revenues following the recent decline in commodity prices.

Exploration expenses are geological and geophysical costs that include unproved property impairments, seismic surveying costs, costs of unsuccessful exploratory dry wells, costs of expired or abandoned leases, and delay rentals. The exploration costs for the three months ended March 31, 2020 were $554.0 million higher than the three months ended March 31, 2019 and $88.99 higher on a boe basis as a result of a $555.2 million impairment related to Magnolia’s unproved oil and natural gas properties due to the sharp decline in commodity prices primarily driven by the COVID-19 pandemic and oversupply by producers relating to oil price and production controls. For more information, please see Note 5 “Fair Value Measurements” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2020, Magnolia recognized $1.4 billion of impairment included in “Impairment of oil and natural gas properties” in the consolidated statement of operations related to its proved oil and natural gas properties. The impairment was primarily driven by the sharp decline in commodity prices. For more information, please see Note 5 “Fair Value Measurements” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation, depletion and amortization (“DD&A”) during the three months ended March 31, 2020 was $26.7 million higher than the three months ended March 31, 2019. The DD&A and DD&A rate per boe for the three months ended March 31, 2020 were higher than the three months ended March 31, 2019 due to a higher cost basis and fewer reserves. As a result of the non-cash impairment in the first quarter of 2020, Magnolia expects the DD&A rate to be lower for the remainder of the year.

General and administrative (“G&A”) expenses during the three months ended March 31, 2020 were $1.9 million higher than the three months ended March 31, 2019 primarily as a result of increased corporate payroll expenses related to increased employee headcount.

Interest expense, net, incurred for the three months ended March 31, 2020 and 2019 is due to interest and amortization of debt issuance costs related to the Company’s 6.0% Senior Notes due 2026 (the “2026 Senior Notes”) and the Company’s secured reserve-based revolving credit facility (the “RBL Facility”). The interest expense, net, incurred during the first quarter of 2020 was lower than the first quarter of 2019 due to higher interest income.

Liquidity and Capital Resources

Magnolia’s primary source of liquidity and capital has been its cash flows from operations. The Company’s primary uses of cash have been for acquisitions of oil and natural gas properties and related assets, development of the Company’s oil and natural gas properties, and general working capital needs.

The Company may also utilize borrowings under other various financing sources available to Magnolia, including its RBL Facility and the issuance of equity or debt securities through public offerings or private placements, to fund Magnolia’s acquisitions and long-term liquidity needs. Magnolia’s ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and the Company’s financial condition.

The Company anticipates its current cash balance, cash flows from operations, and its available sources of liquidity to be sufficient to meet the Company’s cash requirements. However, as the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, the Company will continue to assess its liquidity needs. In the event of a sustained market deterioration, Magnolia may need additional liquidity, which would require the Company to evaluate available alternatives and take appropriate actions.

As of March 31, 2020, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of March 31, 2020, the Company had $696.5 million of liquidity comprised of the $550.0 million of borrowing base capacity of the RBL Facility and $146.5 million of cash and cash equivalents. In April 2020, the borrowing base capacity of the RBL facility was reduced to $450.0 million.

Cash and Cash Equivalents

At March 31, 2020, Magnolia had $146.5 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash for the periods presented:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Sources of cash and cash equivalents
Net cash provided by operating activities	$134,878	$116,562
Other	—	11,748
	$134,878	$128,310
Uses of cash and cash equivalents:
Acquisitions, other	$(69,390)	$(53,326)
Additions to oil and natural gas properties	(94,210)	(134,435)
Class A Common Stock repurchase	(6,483)	—
Other	(936)	—
	(171,019)	(187,761)
Increase (decrease) in cash and cash equivalents	$(36,141)	$(59,451)

Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short term and long term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings or net losses, with the exception of certain non-cash expenses such as DD&A, the non-cash portion of exploration expense, impairment of oil and natural gas properties, asset retirement obligation accretion, and deferred income tax expense.

Net cash provided by operating activities totaled $134.9 million and $116.6 million for the three months ended March 31, 2020 and 2019, respectively. Cash provided by operating activities was positively impacted in the first quarter of 2020 by the timing of collections, payment of liabilities, and lower production tax payments, partially offset by decreased revenues from reduced oil and natural gas prices.

Uses of Cash and Cash Equivalents

Acquisitions

During the three months ended March 31, 2020, the Company completed various leasehold and property acquisitions, primarily comprised of a $71.3 million acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas. During the three months ended March 31, 2019, the Company incurred $53.3 million primarily comprised of the formation of the Highlander joint venture.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the three months ended March 31, 2020 and 2019:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Drilling and completion	$100,611	$139,763
Leasehold acquisition costs	780	5,929
Total capital expenditures	$101,391	$145,692

As of March 31, 2020, Magnolia was running a one-rig program for the Karnes County Assets and a one-rig program for the Giddings Assets. The activity during the three months ended March 31, 2020 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

Repurchase of Class A Common Stock

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the first quarter of 2020, the Company repurchased 1.0 million shares for a total cost of approximately $6.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement. At March 31, 2020, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
The Company has not engaged in, and does not expect to engage in, any hedging activities with respect to the market risk to which it is exposed.

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. As the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, the Company will continue to assess its market risk exposure as appropriate. A $1.00 per barrel increase (decrease) in the weighted average oil price for the quarter ended March 31, 2020 would have increased (decreased) the Company’s revenues by approximately $13.6 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the quarter ended March 31, 2020 would have increased (decreased) Magnolia’s revenues by approximately $4.0 million on an annualized basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, its disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Part I, Item IA - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors and the factors described below could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its Annual Report on Form 10-K for the year ended December 31, 2019, except as updated below. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Recent COVID-19 and other pandemic outbreaks could negatively impact Magnolia’s business and results of operations.

The company may face additional risks related to the recent outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization. International, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in response to this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally, and could potentially impact the Company’s customers, distribution partners, and third parties. In addition, most of the Company’s non-operational employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud, and other disruptions. Any resulting impacts from the outbreak cannot be reasonably estimated at this time, and may materially affect the business and the Company’s financial condition and results of operations. The extent and duration of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The supply and demand imbalance created by the outbreak of COVID-19 and recent actions of various oil producers relating to oil price and production controls could adversely affect Magnolia’s business, financial condition, results of operations, and ability to meet its expenditure obligations and financial commitments.

The prices Magnolia receives for its oil, natural gas, and NGL production will heavily influence its revenue, profitability, access to capital, future rate of growth, and the carrying value of its properties. Oil, natural gas, and NGLs are commodities, and their prices may fluctuate widely in response to market uncertainty and to relatively minor changes in the supply of and demand for oil, natural gas, and NGLs. Historically, oil, natural gas, and NGL prices have been volatile. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane, and natural gasoline, each of which has different uses and pricing characteristics, have suffered significant recent declines in realized prices. In the three months ended March 31, 2020, benchmark prices for oil and natural gas declined significantly.  These volatile conditions extended into the second quarter negatively impacting Magnolia’s realized price differentials. Should this volatility persist, Magnolia’s price realizations and production volumes could be negatively impacted.

The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, has caused extreme market volatility and a substantial adverse effect on commodity prices. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand, and a potential global economic recession, as is evidenced by lower prices in the forward curve for oil for several years. Sustained periods of lower commodity prices, or further decreases, may reduce Magnolia’s cash flow and borrowing ability and may result in write-downs of the carrying value of its properties. If Magnolia is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserves volumes due to economic limits. In addition, sustained periods with lower oil and natural gas prices may adversely affect drilling economics and Magnolia’s ability to raise capital, which may require it to re-evaluate and postpone or eliminate its development program, and result in the reduction of some proved undeveloped reserves and related standardized measure. If Magnolia curtails its drilling program, the Company may be unable to hold leases that are scheduled to expire, which may further reduce reserves.

As a result, a substantial or extended decline in commodity prices may materially and adversely affect Magnolia’s future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures. Furthermore, to the extent the COVID-19 pandemic adversely affects the Company’s business and financial results, it may also have the effect of heightening many of the other risks set forth in Part I, Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The marketability of Company production is dependent upon market demand, vehicles, transportation and storage facilities, and other facilities, most of which the Company does not control. If these vehicles or facilities are unavailable, or if the Company is unable to access such vehicles or facilities on commercially reasonable terms, operations could be interrupted, production could be curtailed or shut in, and revenues could be reduced.

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. Because of the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and transportation capacity for the Company’s production may be limited or completely unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

As a result of continued or further storage and/or market shortages, the Company could be forced to shut in some or all of its production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while the Company constructs or purchases its own facilities or system. If the Company is forced to shut in production, it will likely incur greater costs to bring the associated production back online. Cost increases necessary to bring the associated wells back online may be significant enough that such wells may become non-economic at low commodity price levels, which may lead to decreases in proved reserve estimates and potential impairments and associated charges to earnings. If the Company is able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented.

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class A Common Stock that May Yet be Purchased Under the Program
January 1, 2020 - January 31, 2020	—	$—	—	9,000,000
February 1, 2020 - February 29, 2020	100,000	7.55	100,000	8,900,000
March 1, 2020 - March 31, 2020	900,000	6.36	900,000	8,000,000
Total	1,000,000	$6.48	1,000,000	8,000,000

(1)
In August 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1*
Second Amended and Restated Certificate of Incorporation of the Company, dated as of July 31, 2018 (incorporated herein by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed on August 6, 2018 (File No. 001-38083)).

3.2*	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registration Statement on Form S-1 filed on April 17, 2017 (File No. 333-217338)).

10.1**	Form of 2020 Non-Employee Director Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.2**	Magnolia Oil & Gas Corporation Stock Purchase Program.

10.3**	First Amendment to Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating LLC, dated as of May 1, 2020.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated herein by reference as indicated.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: May 11, 2020	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)