Form 10-Q
period 2020-06-30
Magnolia Oil & Gas Corp
filed 2020-08-06
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, there were 166,593,948 shares of Class A Common Stock, $0.0001 par value per share, and 85,789,814 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

GLOSSARY OF CERTAIN OTHER TERMS

The following are definitions of certain other terms that are used in this Quarterly Report on Form 10-Q:

The Company or Magnolia. Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, including Magnolia Intermediate, Magnolia LLC, Magnolia Operating, and Magnolia Oil & Gas Finance Corp).

Magnolia Intermediate. Magnolia Oil & Gas Intermediate LLC.

Magnolia LLC. Magnolia Oil & Gas Parent LLC.

Magnolia LLC Units. Units representing limited liability company interests in Magnolia LLC.

Magnolia Operating. Magnolia Oil & Gas Operating LLC.

EnerVest. EnerVest Ltd.

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

RBL Facility. Senior secured reserve-based revolving credit facility.

2026 Senior Notes. 6.0% Senior Notes due 2026.

Services Agreement. That certain Services Agreement, by and between the Company and EnerVest Operating LLC (“EVOC”), pursuant to which EVOC provides certain services to the Company as described in the agreement.

Stockholder Agreement. The Stockholder Agreement, dated as of July 31, 2018, by and between the Company and the Karnes County Contributors.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$116,850	$182,633
Accounts receivable	60,525	105,775
Drilling advances	642	299
Other current assets	4,487	4,511
Total current assets	182,504	293,218
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,073,009	3,815,221
Other	3,547	3,087
Accumulated depreciation, depletion and amortization	(895,136)	(701,551)
Total property, plant and equipment, net	1,181,420	3,116,757
OTHER ASSETS
Deferred financing costs, net	7,222	8,390
Equity method investment	20,782	19,730
Intangible assets, net	16,599	23,851
Other long-term assets	4,552	4,460
TOTAL ASSETS	$1,413,079	$3,466,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$64,534	$79,428
Other current liabilities (Note 7)	55,779	95,780
Total current liabilities	120,313	175,208
LONG-TERM LIABILITIES
Long-term debt, net	390,464	389,835
Asset retirement obligations, net of current	98,491	93,524
Deferred taxes, net	—	77,834
Other long-term liabilities	1,487	1,476
Total long-term liabilities	490,442	562,669
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 168,587 shares issued and 166,587 shares outstanding in 2020 and 168,318 shares issued and 167,318 shares outstanding in 2019	17	17
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 85,790 shares issued and outstanding in 2020 and 2019	9	9
Additional paid-in capital	1,706,121	1,703,362
Treasury Stock, at cost, 2,000 shares and 1,000 shares in 2020 and 2019, respectively	(16,760)	(10,277)
Retained earnings (Accumulated deficit)	(1,162,342)	82,940
Noncontrolling interest	275,279	952,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,413,079	$3,466,406

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Oil revenues	$60,790	$204,513	$215,476	$376,167
Natural gas revenues	13,168	22,590	29,343	49,965
Natural gas liquids revenues	8,881	15,855	19,385	35,499
Total revenues	82,839	242,958	264,204	461,631
OPERATING EXPENSES
Lease operating expenses	18,310	24,895	42,473	46,413
Gathering, transportation, and processing	6,788	7,431	14,807	16,746
Taxes other than income	5,525	13,091	15,543	27,492
Exploration expense	6,462	3,617	562,888	6,093
Impairment of oil and natural gas properties	—	—	1,381,258	—
Asset retirement obligation accretion	1,464	1,373	2,902	2,701
Depreciation, depletion and amortization	50,870	126,102	193,542	242,048
Amortization of intangible assets	3,626	3,626	7,253	7,253
General and administrative expenses	15,729	19,106	33,809	35,302
Transaction related costs	—	85	—	438
Total operating costs and expenses	108,774	199,326	2,254,475	384,486

OPERATING INCOME (LOSS)	(25,935)	43,632	(1,990,271)	77,145

OTHER INCOME (EXPENSE)
Income from equity method investee	611	128	1,052	516
Interest expense, net	(7,256)	(7,299)	(14,012)	(14,715)
Other income (expense), net	13	(13)	(460)	(11)
Total other income (expense)	(6,632)	(7,184)	(13,420)	(14,210)

INCOME (LOSS) BEFORE INCOME TAXES	(32,567)	36,448	(2,003,691)	62,935
Income tax expense (benefit)	(3,176)	5,145	(79,001)	8,920
NET INCOME (LOSS)	(29,391)	31,303	(1,924,690)	54,015
LESS: Net income (loss) attributable to noncontrolling interest	(11,119)	12,797	(679,408)	22,484
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$(18,272)	$18,506	$(1,245,282)	$31,531

NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$(0.11)	$0.12	$(7.46)	$0.20
Diluted	$(0.11)	$0.12	$(7.46)	$0.20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	166,572	156,844	166,860	156,584
Diluted	166,572	159,057	166,860	158,587

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense	—	—	—	—	2,432	—	2,432	—	2,432
Changes in ownership interest adjustment	—	—	—	—	(919)	—	(919)	832	(87)
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	(6,095)	(19,150)	(25,245)
Contributions from noncontrolling interest owner	—	—	—	—	—	—	—	8,809	8,809
Net income	—	—	—	—	—	13,026	13,026	9,687	22,713
Balance, March 31, 2019	155,837	$16	91,790	$9	$1,636,655	$48,533	$1,685,213	$1,031,364	$2,716,577
Stock based compensation expense	—	—	—	—	3,115	—	3,115	—	3,115
Changes in ownership interest adjustment	—	—	—	—	108	—	108	634	742
Common stock issued in connection with acquisition	3,055	—	—	—	33,693	—	33,693	—	33,693
Offering expenses incurred in connection with warrants exchange	—	—	—	—	(1,055)	—	(1,055)	—	(1,055)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(227)	(227)
Net income	—	—	—	—	—	18,506	18,506	12,797	31,303
Balance, June 30, 2019	158,892	$16	91,790	$9	$1,672,516	$67,039	$1,739,580	$1,044,568	$2,784,148

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense	—	—	—	—	2,879	—	—	—	2,879	—	2,879
Changes in ownership interest adjustment	—	—	—	—	(1,793)	—	—	—	(1,793)	1,793	—
Common stock issued related to stock based compensation, net	154	—	—	—	(452)	—	—	—	(452)	—	(452)
Class A Common Stock repurchase	—	—	—	—	—	1,000	(6,483)	—	(6,483)	—	(6,483)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(284)	(284)
Net loss	—	—	—	—	—	—	—	(1,227,010)	(1,227,010)	(668,289)	(1,895,299)
Balance, March 31, 2020	168,473	$17	85,790	$9	$1,703,996	2,000	$(16,760)	$(1,144,070)	$543,192	$285,698	$828,890
Stock based compensation expense	—	—	—	—	3,065	—	—	—	3,065	—	3,065
Changes in ownership interest adjustment	—	—	—	—	(907)	—	—	—	(907)	907	—
Common stock issued related to stock based compensation and other, net	114	—	—	—	(33)	—	—	—	(33)	—	(33)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(207)	(207)
Net loss	—	—	—	—	—	—	—	(18,272)	(18,272)	(11,119)	(29,391)
Balance, June 30, 2020	168,587	$17	85,790	$9	$1,706,121	2,000	$(16,760)	$(1,162,342)	$527,045	$275,279	$802,324

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(1,924,690)	$54,015
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	193,542	242,048
Amortization of intangible assets	7,253	7,253
Exploration expense, non-cash	561,629	483
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligations accretion expense	2,902	2,701
Amortization of deferred financing costs	1,797	1,752
Deferred tax expense (benefit)	(77,834)	8,351
Stock based compensation	5,944	5,547
Other	(1,052)	(424)
Changes in operating assets and liabilities:
Accounts receivable	45,249	(14,541)
Accounts payable	(14,894)	5,575
Accrued liabilities	(13,958)	(14,454)
Drilling advances	(343)	11,073
Other assets and liabilities, net	(961)	12
Net cash provided by operating activities	165,842	309,391
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EnerVest properties	—	4,250
Acquisitions, other	(69,782)	(91,903)
Additions to oil and natural gas properties	(129,651)	(263,064)
Changes in working capital associated with additions to oil and natural gas properties	(24,381)	(4,245)
Other investing	(345)	(248)
Net cash used in investing activities	(224,159)	(355,210)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from noncontrolling interest owners	—	7,301
Distributions to noncontrolling interest owners	(490)	(226)
Class A Common Stock repurchase	(6,483)	—
Other financing activities	(493)	(305)
Net cash provided by (used in) financing activities	(7,466)	6,770

NET CHANGE IN CASH AND CASH EQUIVALENTS	(65,783)	(39,049)
Cash and cash equivalents – Beginning of period	182,633	135,758
Cash and cash equivalents – End of period	$116,850	$96,709

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental non-cash operating activity:
Cash paid for income taxes	$—	$390
Cash paid for interest	12,540	13,063
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$16,341	$46,524
Equity issuances in connection with acquisitions	—	33,693
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$1,508	$6,382

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

2. Summary of Significant Accounting Policies

As of June 30, 2020, the Company’s significant accounting policies are consistent with those discussed in Note 2 - Summary of Significant Accounting Policies of its consolidated and combined financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, with the exception of Accounts Receivable and Allowance for Expected Credit Losses and as noted below.

Accounts Receivable and Allowance for Expected Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Magnolia adopted this standard on January 1, 2020. The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. The majority of these receivables have payment terms of 30 days or less. For receivables due from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. From an evaluation of the Company’s existing credit portfolio, historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of Magnolia’s business partners. As expected, there was no material impact on the Company’s unaudited consolidated financial statements or disclosures upon adoption of this ASU.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes,” which reduces the complexity of accounting for income taxes by removing certain exceptions to the general principles and also simplifying areas such as separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard is effective for interim and annual periods beginning after December 15, 2020 and shall be applied on either a prospective basis, a retrospective basis for all periods presented, or a modified retrospective basis through a cumulative-effect adjustment to retained earnings depending on which aspects of the new standard are applicable to an entity. The Company is currently evaluating the effect of this standard, but does not expect the adoption of this guidance to have a material impact on its financial position, cash flows, or result of operations.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. Oil, natural gas, and NGL sales are recognized as revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations are primarily comprised of delivery of oil, natural gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million Btu of natural gas, gallon of NGLs, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated.

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

The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $51.3 million as of June 30, 2020 and $100.4 million as of December 31, 2019.

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

4. Acquisitions

2020 Acquisitions

On February 21, 2020, the Company completed the acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas, for approximately $72.0 million in cash, subject to customary closing adjustments. The transaction was accounted for as an asset acquisition.

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

5. Fair Value Measurements

Certain of the Company’s assets and liabilities are carried at fair value and measured either on a recurring or nonrecurring basis. The Company’s fair value measurements are based either on actual market data or assumptions that other market participants would use in pricing an asset or liability in an orderly transaction, using the valuation hierarchy prescribed by GAAP under Accounting Standards Codification (“ASC”) 820.

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

Fair Value of Financial Instruments

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheet at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$390,464	$383,444	$389,835	$412,000
The fair value of the 2026 Senior Notes at June 30, 2020 and December 31, 2019 was based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

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

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statement of operations. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. The Company calculated the estimated fair values of its oil and natural gas properties using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments.

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

(In thousands)	June 30, 2020	December 31, 2019
Non-compete intangible assets	$44,400	$44,400
Accumulated amortization	(27,801)	(20,549)
Intangible assets, net	$16,599	$23,851
Weighted average amortization period (in years)	3.25	3.25
7. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	June 30, 2020	December 31, 2019
Accrued capital expenditures	$16,341	$40,722
Accrued general and administrative expenditures	6,292	9,753
Accrued interest	10,000	10,000
Other	23,146	35,305
Total other current liabilities	$55,779	$95,780

8. Long Term Debt

The Company’s debt is comprised of the following:

(In thousands)	June 30, 2020	December 31, 2019
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(9,536)	(10,165)
Total debt, net	$390,464	$389,835

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into the RBL Facility among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of June 30, 2020 was $450.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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
The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of June 30, 2020, the Company was in compliance with all covenants under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million for each of the six months ended June 30, 2020 and 2019. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of June 30, 2020.

The Company did not have any outstanding borrowings under its RBL Facility as of June 30, 2020.
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

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as “Long-term debt, net” on the consolidated balance sheet as of June 30, 2020. The Company recognized interest expense related to the 2026 Senior Notes of $6.3 million for each of the three months ended June 30, 2020 and 2019, and $12.6 million for each of the six months ended June 30, 2020 and 2019.

Affiliate Guarantors

The Company, Magnolia LLC and Magnolia Intermediate (together with the Company, the “Parent Guarantors”), and certain subsidiaries of Magnolia Operating are guarantors under the terms of its 2026 Senior Notes and RBL Facility. The Parent Guarantors may be released upon the request of Magnolia Operating. Magnolia’s consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company, Magnolia has no independent operations. The guarantees are full and unconditional (except for customary release provisions) and joint and several. There are restrictions on dividends, distributions, loans, or other transfers of funds from the subsidiary guarantors to the Company.

9. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Assets. The litigation is in the pre-trial stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At June 30, 2020, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at June 30, 2020 or June 30, 2019.

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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. The implications of the decrease in global demand for oil, coupled with the general oversupply, may have further negative effects on the Company’s business, such as production curtailment, reduced storage capacity, and reductions to its operating plans. During the second quarter of 2020, and thus far during the third quarter of 2020, there have been continued and, in certain cases, increasing outbreaks of COVID-19 in the United States, particularly in Texas, where Magnolia conducts substantially all of its operations. Demand and pricing may again decline due to the resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impact on the Company’s industry and its business cannot be reasonably predicted at this time.

10. Income Taxes

The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act includes several significant business tax provisions that, among other things, allow businesses to carry back net operating losses (“NOL”) arising in 2018, 2019, and 2020 to the five prior tax years. Applying the NOL carryback provision resulted in an income tax benefit of $1.2 million during the six months ended June 30, 2020. The difference in the U.S.

federal statutory tax rate of 34% in 2017 compared to 21% in 2018 and thereafter results in a discrete benefit to the tax provision of approximately $0.4 million for the six months ended June 30, 2020.

The income tax expense or benefit recorded for the period is based on applying an estimated annual effective income tax rate to the net income or loss for the three and six months ended June 30, 2020 and 2019. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Company’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interest, permanent and temporary differences, and the likelihood of recovering deferred tax assets in the current year. The accounting estimates used to compute the income tax expense or benefit may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes. The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 9.8% and 14.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 3.9% and 14.2%, respectively. The primary differences between the effective tax rate and the federal statutory tax rate of 21.0% are income attributable to noncontrolling interest, the recognition of a valuation allowance on federal and state deferred tax assets, and state taxes. During the six months ended June 30, 2020, Magnolia’s effective tax rate was primarily impacted by the reversal of its deferred tax liability, the recognition of valuation allowances for its deferred tax assets from non-cash impairments of the carrying value of the Company’s oil and natural gas properties, and the net deferred tax assets generated in this period.

During the first quarter of 2020, the Company moved from a net deferred tax liability position to an estimated net deferred tax asset position resulting primarily from oil and natural gas impairments. As of June 30, 2020, the Company’s net deferred tax asset was $206.3 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of June 30, 2020, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $206.3 million.

The Company’s income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Current:
Federal	$5	$(176)	$(1,167)	$—
State	—	386	—	569
	5	210	(1,167)	569
Deferred:
Federal	(2,916)	5,092	(71,792)	8,454
State	(265)	(157)	(6,042)	(103)
	(3,181)	4,935	(77,834)	8,351
Total provision	$(3,176)	$5,145	$(79,001)	$8,920

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas, and Louisiana corporate income tax. No amounts have been accrued for income tax uncertainties or interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

11. Stockholders’ Equity

Class A Common Stock

At June 30, 2020, there were 168.6 million shares of Class A Common Stock issued and 166.6 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of Magnolia Oil & Gas Corporation, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At June 30, 2020, there were 85.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchase Program

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. As of June 30, 2020, the Company had repurchased 2.0 million shares under the plan at a cost of $16.8 million. No shares were repurchased in the second quarter of 2020.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries include amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of June 30, 2020, Magnolia owned approximately 66% of the interest in Magnolia LLC and the noncontrolling interest was 34%. In the first quarter of 2019, Magnolia Operating formed Highlander as a joint venture where MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander, with the remaining 15% attributable to noncontrolling interest.

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

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” on the consolidated statements of operations and was $3.1 million for each of the three months ended June 30, 2020 and 2019, and $5.9 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period, in the case of awards to employees, and vest in full after one year, in the case of awards to directors. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company for any reason prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested RSUs as of June 30, 2020 was $12.6 million, which the Company expects to recognize over a weighted average period of 1.9 years.

The table below summarizes RSU activity for the three and six months ended June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs, beginning of period	1,572,400	$10.60	1,099,901	$12.97
Granted	167,022	5.95	853,367	7.16
Vested	(101,977)	12.25	(315,823)	12.54
Forfeited	—	—	—	—
Unvested RSUs, end of period	1,637,445	$10.02	1,637,445	$10.02
Performance Stock Units

During the six months ended June 30, 2020, the Company granted PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. Unrecognized compensation expense related to unvested PSUs as of June 30, 2020 was $6.4 million, which the Company expects to recognize over a weighted average period of 1.8 years.

The table below summarizes PSU activity for the three and six months ended June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested PSUs, beginning of period	1,094,752	$11.31	701,128	$14.31
Granted	—	—	401,958	6.14
Vested	(8,333)	14.58	(16,667)	14.58
Forfeited	—	—	—	—
Unvested PSUs, end of period	1,086,419	$11.28	1,086,419	$11.28
The grant date fair values of the PSUs granted were $2.5 million and $3.7 million during the six months ended June 30, 2020 and 2019, respectively, calculated using a Monte Carlo simulation. The following table summarizes the assumptions used to calculate the grant date fair value of these PSUs.

	Six Months Ended
Grant Date Fair Value Assumptions	June 30, 2020	June 30, 2019
Expected term (in years)	2.85	2.67-2.85
Expected volatility	33.50%	31.58% - 33.61%
Risk-free interest rate	1.16%	2.29% - 2.48%

13. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic:
Net income (loss) attributable to Class A Common Stock	$(18,272)	$18,506	$(1,245,282)	$31,531
Weighted average number of common shares outstanding during the period - basic	166,572	156,844	166,860	156,584
Net income (loss) per share of Class A Common Stock - basic	$(0.11)	$0.12	$(7.46)	$0.20

Diluted:
Net income (loss) attributable to Class A Common Stock	$(18,272)	$18,506	$(1,245,282)	$31,531
Weighted average number of common shares outstanding during the period - basic	166,572	156,844	166,860	156,584
Add: Dilutive effect warrants, stock based compensation, and other	—	2,213	—	2,003
Weighted average number of common shares outstanding during the period - diluted	166,572	159,057	166,860	158,587
Net income (loss) per share of Class A Common Stock - diluted	$(0.11)	$0.12	$(7.46)	$0.20
The Company excluded the following from the computation of diluted earnings or loss per share because the effect was anti-dilutive for the three and six months ended June 30, 2020: (i) 85.8 million weighted average shares of Class A Common Stock issuable upon exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units), (ii) 4.0 million contingent shares of Class A Common Stock issuable to an affiliate of EnerVest, provided EnerVest does not compete in the Market Area, and (iii) 0.1 million RSUs and PSUs. For the three months ended June 30, 2019, the Company excluded 91.8 million weighted average shares of Class A Common Stock issuable upon the exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the six months ended June 30, 2019, the Company excluded 92.5 million weighted average shares of Class A Common Stock issuable upon the exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units) as the effect was anti-dilutive.

14. Related Party Transactions

As of June 30, 2020, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

15. Subsequent Event

On August 1, 2020, the Company provided written notice of its intent to terminate the Services Agreement, dated as of July 31, 2018, by and between the Company, Magnolia LLC, and EVOC. The termination will be effective on November 1, 2020, unless earlier withdrawn by the Company at its discretion. Pursuant to the Services Agreement, EVOC will continue to provide services during the transition through August 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, Magnolia’s assumptions about:

•the length, scope and severity of the recent coronavirus disease 2019 (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

•the market prices of oil, natural gas, natural gas liquids (“NGLs”), and other products or services;

•the supply and demand for oil, natural gas, NGLs, and other products or services;

•production and reserve levels;

•drilling risks;

•economic and competitive conditions;

•the availability of capital resources;

•capital expenditures and other contractual obligations;

•weather conditions;

•inflation rates;

•the availability of goods and services;

•legislative, regulatory, or policy changes;

•cyber attacks;

•occurrence of property acquisitions or divestitures;

•the integration of acquisitions; and

•the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks.

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

COVID-19 Pandemic and Market Conditions Update

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions, and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and natural gas. The implications of the decrease in global demand for oil, coupled with the general oversupply, may have further negative effects on the Company’s business, such as production curtailment, reduced storage capacity, and reductions to its operating plans. During the second quarter of 2020, and thus far during the third quarter of 2020, there have been continued and, in certain cases, increasing outbreaks of COVID-19 in the United States, particularly in Texas, where the Company conducts substantially all of its operations. Demand and pricing may again decline due to the resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impact on the industry and Magnolia’s business cannot be reasonably predicted at this time.

Magnolia’s business, like many oil and natural gas producers, has been, and is expected to continue to be, negatively affected by the crisis described above, which is ongoing and evolving. Magnolia’s revenues have significantly declined as a result of the sharp decline in commodity prices. As of June 30, 2020, the Company has not entered into any hedging arrangements with respect to the commodity price risk to which the Company is exposed. The prices ultimately realized for oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Magnolia is unable to reasonably predict when, or to what extent, commodity prices and the overall markets and global economy will stabilize, and the pace of any subsequent recovery for the oil and gas industry. Further, the ultimate impact that these events will have on Magnolia’s business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous evolving factors that cannot be predicted, including the duration of the pandemic.

Magnolia has taken steps and continues to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on its operations, financial condition, and people. Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. Magnolia did not bring any operated wells online during the second quarter and reduced its rig count to one rig in the Giddings Assets. However, given the trajectory in commodity prices, management continues to assess the possibility of bringing wells online during the remainder of 2020. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program, as its operated drilling rig is on a short-term contract and the Company has no long-term service obligations. Moreover, Magnolia does not have any contractual drilling obligations and nearly all the Company’s acreage is held by production. In response to the COVID-19 pandemic and industry downturn, Magnolia has initiated a corporate-wide cost reduction program to help decrease costs throughout every aspect of the Company. The Company has made reductions in general and administrative expense by reducing corporate salaries, renegotiating the fee under the Services Agreement, and working with many of its other vendors and suppliers to reduce the cost of their services. Magnolia believes these measures, taken together with its significant liquidity and lack of near term debt maturities, will provide additional flexibility in navigating the current volatile environment; however, given the tremendous uncertainty and turmoil, there is no certainty that the measures Magnolia takes will be sufficient.

As a producer of oil and natural gas, Magnolia is recognized as an essential business and has continued to operate while taking steps to protect the health and safety of its workers. Magnolia and its contractors have implemented protocols to reduce the risk of an outbreak within its operations, and these protocols have not reduced production or efficiency in a significant manner. The Company has implemented remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements. As a result, the Company relies on such persons having sufficient access to its information technology systems, including through telecommunication hardware, software, and networks. Magnolia's board of directors is monitoring the unfolding COVID-19 pandemic very closely as well as the effect of working remotely on internal controls over financial reporting and IT security. Magnolia has been able to maintain a consistent level of effectiveness through these arrangements, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting.

Business Overview

As of June 30, 2020, Magnolia’s assets in South Texas included 43,031 gross (23,559 net) acres in Karnes, Gonzales, DeWitt, and Atascosa Counties, Texas, and 630,422 gross (428,531 net) acres in the Giddings Field. As of June 30, 2020, Magnolia held an interest in approximately 1,800 gross (1,172 net) wells, with total production of 66.3 thousand barrels of oil equivalent per day (“Mboe/d”) for the six months ended June 30, 2020. In the second quarter of 2020, Magnolia operated a one-rig program for the Giddings Assets.

Magnolia recognized a net loss attributable to Class A Common Stock of $1.2 billion, or $7.46 per diluted common share, for the six months ended June 30, 2020. Magnolia recognized a net loss of $1.9 billion, which includes noncontrolling interest of $0.7 billion related to the Magnolia LLC Units (and corresponding Class B Common Stock) held by certain affiliates of EnerVest for the six months ended June 30, 2020. As a result of the sharp decline in commodity prices during the six months ended June 30, 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statement of operations for the six months ended June 30, 2020.

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. As of June 30, 2020, the Company had repurchased 2.0 million shares under the plan at a cost of $16.8 million, 1.0 million of which were repurchased in the first quarter of 2020 at a cost of $6.5 million. No shares were repurchased in the second quarter of 2020.
Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•During the first quarter of 2020, the Company incurred impairments of $1.9 billion related to proved and unproved oil and natural gas properties as a result of the sharp decline in commodity prices;

•On February 21, 2020, the Company completed the acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas, for approximately $72.0 million in cash, subject to customary closing adjustments;

•On May 31, 2019, the Company completed the acquisition of certain oil and natural gas assets located in the Company’s Karnes County Assets for approximately $36.3 million in cash and approximately 3.1 million shares of the Company’s Class A Common Stock; and

•On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure gas well located in St. Martin Parish, Louisiana (the “Highlander Well”), in which MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units, with the remaining 15% attributable to noncontrolling interest.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

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

	Three Months Ended
(In thousands, except per unit data)	June 30, 2020	June 30, 2019
Production:
Oil (MBbls)	3,089	3,189
Natural gas (MMcf)	9,763	10,057
NGLs (MBbls)	1,122	1,060
Total (Mboe)	5,838	5,925

Average daily production:
Oil (Bbls/d)	33,940	35,044
Natural gas (Mcf/d)	107,289	110,516
NGLs (Bbls/d)	12,324	11,648
Total (boe/d)	64,146	65,111

Revenues:
Oil revenues	$60,790	$204,513
Natural gas revenues	13,168	22,590
Natural gas liquids revenues	8,881	15,855
Total revenues	$82,839	$242,958

Average Price:
Oil (per barrel)	$19.68	$64.13
Natural gas (per Mcf)	1.35	2.25
NGLs (per barrel)	7.92	14.96
Oil revenues were 73% and 84% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively. Oil production was 53% and 54% of total production volume for the three months ended June 30, 2020 and 2019, respectively. The oil revenues for the three months ended June 30, 2020 were $143.7 million lower than the three months ended June 30, 2019. A 69% decrease in average prices reduced second quarter 2020 revenues by $141.7 million compared to the same period in the prior year, while a 3% decrease in oil production reduced revenues by $2.0 million.

Natural gas revenues were 16% and 9% of the Company's total revenues for the three months ended June 30, 2020 and 2019, respectively. Natural gas production was 28% of total production volume for each of the three months ended June 30, 2020 and 2019. Natural gas revenues for the three months ended June 30, 2020 were $9.4 million lower than the three months ended June 30, 2019. A 40% decrease in average prices reduced second quarter 2020 revenues by $9.0 million compared to the same period in the prior year, while a 3% decrease in natural gas production reduced revenues by $0.4 million.

NGL revenues were 11% and 7% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively. NGL production was 19% and 18% of total production volume for the three months ended June 30, 2020 and June 30, 2019, respectively. NGL revenues for the three months ended June 30, 2020 were $7.0 million lower than the three months ended June 30, 2019. A 47% decrease in average prices reduced second quarter 2020 revenues by $7.5 million compared to the same period in the prior year, while a 6% increase in NGL production increased revenues by $0.5 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	June 30, 2020	June 30, 2019
Operating Expenses:
Lease operating expenses	$18,310	$24,895
Gathering, transportation, and processing	6,788	7,431
Taxes other than income	5,525	13,091
Exploration expenses	6,462	3,617
Asset retirement obligations accretion	1,464	1,373
Depreciation, depletion and amortization	50,870	126,102
Amortization of intangible assets	3,626	3,626
General and administrative expenses	15,729	19,106
Transaction related costs	—	85
Total operating costs and expenses	$108,774	$199,326

Other Income (Expense):
Income from equity method investee	$611	$128
Interest expense, net	(7,256)	(7,299)
Other expense, net	13	(13)
Total other expense	$(6,632)	$(7,184)

Average Operating Costs per boe:
Lease operating expenses	$3.14	$4.20
Gathering, transportation, and processing	1.16	1.25
Taxes other than income	0.95	2.21
Exploration expense	1.11	0.61
Impairment of oil and natural gas properties	—	—
Asset retirement obligation accretion	0.25	0.23
Depreciation, depletion and amortization	8.71	21.28
Amortization of intangible assets	0.62	0.61
General and administrative expenses	2.69	3.22
Transaction related costs	—	0.01
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended June 30, 2020 were $6.6 million, or $1.06 per boe, lower than the three months ended June 30, 2019 primarily due to the suspension of completion activity and reduction of operating expenses associated with bringing new wells online.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the three months ended June 30, 2020 were $0.6 million, or $0.09 per boe, lower than the three months ended June 30, 2019 primarily due to lower gas prices and production from the Giddings Assets.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $7.6 million, or $1.26 per boe, lower for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in revenues following the recent decline in commodity prices.

Exploration expenses are geological and geophysical costs that include unproved property impairments, seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration costs for the three months ended June 30, 2020 were $2.8 million higher than the three months ended June 30, 2019 and $0.50 higher on a boe basis. This increase is primarily due to higher leasehold abandonment expenses related to the Company’s unproved natural gas properties offset by lower seismic surveying costs.

Depreciation, depletion and amortization (“DD&A”) during the three months ended June 30, 2020 was $75.2 million lower than the three months ended June 30, 2019. The DD&A rate per boe for the three months ended June 30, 2020 was $12.57 lower than the three months ended June 30, 2019. The decrease is primarily the result of lower asset property balances associated with proved property impairments recorded in the first quarter of 2020.

General and administrative (“G&A”) expenses during the three months ended June 30, 2020 were $3.4 million lower than the three months ended June 30, 2019 primarily as a result of lower employee compensation and other corporate cost cutting initiatives.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

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

	Six Months Ended
(In thousands, except per unit data)	June 30, 2020	June 30, 2019
Production:
Oil (MBbls)	6,479	6,095
Natural gas (MMcf)	19,817	19,820
NGLs (MBbls)	2,276	2,144
Total (Mboe)	12,058	11,542

Average daily production:
Oil (Bbls/d)	35,600	33,674
Natural gas (Mcf/d)	108,882	109,503
NGLs (Bbls/d)	12,506	11,845
Total (boe/d)	66,253	63,770

Revenues:
Oil revenues	$215,476	$376,167
Natural gas revenues	29,343	49,965
Natural gas liquids revenues	19,385	35,499
Total revenues	$264,204	$461,631

Average Price:
Oil (per barrel)	$33.26	$61.72
Natural gas (per Mcf)	1.48	2.52
NGLs (per barrel)	8.52	16.56
Oil revenues were 82% and 81% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively. Oil production was 54% and 53% of total production volume for the six months ended June 30, 2020 and 2019, respectively. Oil revenues for the six months ended June 30, 2020 were $160.7 million lower than the six months ended June 30, 2019. A 46% decrease in average prices reduced revenues for the six months ended June 30, 2020 by $173.5 million compared to the same period in the prior year, while a 6% increase in oil production increased revenue $12.8 million.

Natural gas revenues were 11% of the Company's total revenues for each of the six months ended June 30, 2020 and 2019. Natural gas production was 27% and 29% of total production volume for the six months ended June 30, 2020 and 2019, respectively. Natural gas revenues for the six months ended June 30, 2020 were $20.6 million lower than the six months ended June 30, 2019 which resulted from a 41% decrease in average prices for the six months ended June 30, 2020 compared to the same period in the prior year.

NGL revenues were 7% and 8% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively. NGL production was 19% of total production volume for each of the six months ended June 30, 2020 and June 30, 2019. NGL revenues for the six months ended were June 30, 2020 $16.1 million lower than the six months ended June 30, 2019. A 49% decrease in average prices reduced revenues for the six months ended June 30, 2020 by $17.2 million as compared to the same period in the prior year, while a 6% increase in NGL production increased revenue $1.1 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Six Months Ended
(In thousands, except per unit data)	June 30, 2020	June 30, 2019
Operating Expenses:
Lease operating expenses	$42,473	$46,413
Gathering, transportation, and processing	14,807	16,746
Taxes other than income	15,543	27,492
Exploration expenses	562,888	6,093
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligations accretion	2,902	2,701
Depreciation, depletion and amortization	193,542	242,048
Amortization of intangible assets	7,253	7,253
General and administrative expenses	33,809	35,302
Transaction related costs	—	438
Total operating costs and expenses	$2,254,475	$384,486

Other Income (Expense):
Income from equity method investee	1,052	516
Interest expense, net	(14,012)	(14,715)
Other expense, net	(460)	(11)
Total other expense	$(13,420)	$(14,210)

Average Operating Costs per boe:
Lease operating expenses	$3.52	$4.02
Gathering, transportation, and processing	1.23	1.45
Taxes other than income	1.29	2.38
Exploration expense	46.68	0.53
Impairment of oil and natural gas properties	114.55	—
Asset retirement obligation accretion	0.24	0.23
Depreciation, depletion and amortization	16.05	20.97
Amortization of intangible assets	0.60	0.63
General and administrative expenses	2.80	3.06
Transaction related costs	—	0.04
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the six months ended June 30, 2020 were $3.9 million, or $0.50 per boe, lower than the six months ended June 30, 2019 primarily due to the suspension of completion activity and reduction of operating expenses associated with bringing new wells online.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the six months ended June 30, 2020 were $1.9 million, or $0.22 per boe, lower than the six months ended June 30, 2019 primarily due to lower gas production and prices from the Karnes County Assets and Giddings Assets.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income and related cost per boe were $11.9 million, or $1.09 per boe, lower for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a decrease in revenues following the recent decline in commodity prices.

Exploration expenses are geological and geophysical costs that include unproved property impairments, seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration costs for the six months ended June 30, 2020 were $556.8 million higher than the six months ended June 30, 2019 and $46.15 higher on a boe basis primarily as a result of an impairment related to Magnolia’s unproved oil and natural gas properties due to the sharp decline in commodity prices primarily driven by the COVID-19 pandemic and oversupply by producers relating to oil price and production controls. For more information, please see Note 5 “Fair Value Measurements” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the six months ended June 30, 2020, Magnolia recognized $1.4 billion of impairment included in “Impairment of oil and natural gas properties” in the consolidated statement of operations related to its proved oil and natural gas properties. The impairment was driven by the sharp decline in commodity prices. For more information, please see Note 5 “Fair Value Measurements” to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

DD&A during the six months ended June 30, 2020 was $48.5 million lower than the six months ended June 30, 2019. The DD&A rate per boe for the six months ended June 30, 2020 was $4.92 lower than the six months ended June 30, 2019. The decrease is primarily the result of lower asset property balances associated with proved property impairments recorded in the first quarter of 2020.

G&A expenses during the six months ended June 30, 2020 were $1.5 million lower than the six months ended June 30, 2019 primarily as a result of lower employee compensation and other corporate cost cutting initiatives.

Interest expense, net, incurred for the six months ended June 30, 2020 and 2019 is due to interest and amortization of debt issuance costs related to the Company’s 2026 Senior Notes and the RBL Facility. The interest expense, net, incurred during the six months ended June 30, 2020 was $0.7 million lower than the six months ended June 30, 2019 due to higher interest income.

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

As of June 30, 2020, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of June 30, 2020, the Company had $566.9 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility and $116.9 million of cash and cash equivalents.

Cash and Cash Equivalents

At June 30, 2020, Magnolia had $116.9 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019
Sources of cash and cash equivalents
Net cash provided by operating activities	$165,842	$309,391
Other	—	11,551
	$165,842	$320,942
Uses of cash and cash equivalents
Acquisitions, other	$(69,782)	$(91,903)
Additions to oil and natural gas properties	(129,651)	(263,064)
Changes in working capital associated with additions to oil and natural gas properties	(24,381)	(4,245)
Class A Common Stock repurchase	(6,483)	—
Other	(1,328)	(779)
	(231,625)	(359,991)
Decrease in cash and cash equivalents	$(65,783)	$(39,049)
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

Net cash provided by operating activities totaled $165.8 million and $309.4 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, cash provided by operating activities was negatively impacted by the sharp decline of oil and natural gas prices and payment of liabilities, partially offset by positive impacts from the timing of collections, and lower production tax payments.

Uses of Cash and Cash Equivalents

Acquisitions

During the six months ended June 30, 2020, the Company completed various leasehold and property acquisitions, primarily comprised of a $72.0 million acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas. During the six months ended June 30, 2019, the Company incurred $91.9 million of acquisition costs, primarily related to the formation of the Highlander joint venture.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Drilling and completion	$27,272	$116,031	$127,883	$255,794
Leasehold acquisition costs	988	1,341	1,768	7,270
Total capital expenditures	$28,260	$117,372	$129,651	$263,064

As of June 30, 2020, Magnolia was running a one-rig program for the Giddings Assets. The activity during the six months ended June 30, 2020 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

Repurchase of Class A Common Stock

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the first quarter of 2020, the Company repurchased 1.0 million shares for a total cost of approximately $6.5 million. No shares were repurchased during the second quarter of 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement. At June 30, 2020, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
As of June 30, 2020, the Company has not engaged in any hedging activities with respect to the market risk to which it is exposed.

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. As the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, the Company will continue to assess its market risk exposure as appropriate. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2020 would have increased (decreased) the Company’s revenues by approximately $13.0 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2020 would have increased (decreased) Magnolia’s revenues by approximately $4.0 million on an annualized basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, its disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including changes related to the COVID-19 pandemic and any transition to a remote working environment.
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

Item 1A. Risk Factors

Please refer to Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors and the factors described below could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its Annual Report on Form 10-K for the year ended December 31, 2019, except as updated below. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Recent COVID-19 and other pandemic outbreaks could negatively impact Magnolia’s business and results of operations.

The company may face additional risks related to the recent outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization. International, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in response to this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally, and could potentially impact the Company’s customers, distribution partners, and third parties. In addition, many of the Company’s non-operational employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud, and other disruptions. Any resulting impacts from the outbreak cannot be reasonably estimated at this time, and may materially affect the business and the Company’s financial condition and results of operations. The extent and duration of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The supply and demand imbalance created by the outbreak of COVID-19 and recent actions of various oil producers relating to oil price and production controls could adversely affect Magnolia’s business, financial condition, results of operations, and ability to meet its expenditure obligations and financial commitments.

The prices Magnolia receives for its oil, natural gas, and NGL production will heavily influence its revenue, profitability, access to capital, future rate of growth, and the carrying value of its properties. Oil, natural gas, and NGLs are commodities, and their prices may fluctuate widely in response to market uncertainty and to relatively minor changes in the supply of and demand for oil, natural gas, and NGLs. Historically, oil, natural gas, and NGL prices have been volatile. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane, and natural gasoline, each of which has different uses and pricing characteristics, have suffered significant recent declines in realized prices. During the six months ended June 30, 2020, benchmark prices for oil and natural gas were significantly depressed which resulted in a decrease in revenue in the second quarter. Should this volatility persist, Magnolia’s price realizations and production volumes could be negatively impacted further.

The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, has caused extreme market volatility and a substantial adverse effect on commodity prices. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand, and a potential global economic recession, as is evidenced by lower prices in the forward curve for oil for several years. Sustained periods of lower commodity prices, or further decreases, may reduce Magnolia’s cash flow and borrowing ability and may result in write-downs of the carrying value of its properties. If Magnolia is unable to obtain needed capital or financing on satisfactory terms, its ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserves volumes due to economic limits. In addition, sustained periods with lower oil and natural gas prices may adversely affect drilling economics and Magnolia’s ability to raise capital, which may require it to re-evaluate and postpone or eliminate its development program, and result in the reduction of some proved undeveloped reserves and related standardized measure. If Magnolia curtails its drilling program, the Company may be unable to hold leases that are scheduled to expire, which may further reduce reserves. In the second quarter of 2020, the Company temporarily shut in some low producing wells due to depressed commodity prices. Additionally, some of the Company’s non-operated wells were shut in. Many of the wells have returned to production and there was not a significant impact on net production, however, should sustained periods of lower oil and natural gas prices persist, the Company may further shut in wells or curtail production.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. Because of the significantly reduced demand for oil and natural gas as a result of the COVID-19 pandemic and the current oversupply of oil and natural gas in the market, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

As a result of continued or further storage and/or market shortages, the Company could be forced to temporarily shut in some or all of its production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while the Company constructs or purchases its own facilities or system. If the Company is forced to shut in production, it may incur greater costs to bring the associated production back online. Potential cost increases associated with bringing wells back online may be significant enough that such wells may become non-economic at low commodity price levels, which may lead to decreases in proved reserve estimates and potential impairments and associated charges to earnings. If the Company is able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in. In the second quarter of 2020, the Company temporarily shut in some low producing wells due to depressed commodity prices. Additionally, some of the Company’s non-operated wells were shut in. Many of the wells have returned to production and there was not a significant impact on net production, however, should sustained periods of lower oil and natural gas prices persist, the Company may further shut in wells or curtail production.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented.

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class A Common Stock that May Yet be Purchased Under the Program
April 1, 2020 - April 30, 2020	—	$—	—	8,000,000
May 1, 2020 - May 31, 2020	—	—	—	8,000,000
June 1, 2020 - June 30, 2020	—	—	—	8,000,000
Total	—	$—	—	8,000,000
(1)In August 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.

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

3.2*	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registration Statement on Form S-1 filed on April 17, 2017 (File No. 333-217338)).

10.1*	Magnolia Oil & Gas Corporation Stock Purchase Program (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.2*
First Amendment to Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating LLC, dated as of May 1, 2020 (incorporated herein by reference to Exhibit 10.3 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

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

MAGNOLIA OIL & GAS CORPORATION

Date: August 6, 2020	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)