Form 10-Q
period 2020-09-30
Magnolia Oil & Gas Corp
filed 2020-11-06
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, there were 165,500,753 shares of Class A Common Stock, $0.0001 par value per share, and 85,789,814 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

Magnolia Operating. Magnolia Oil & Gas Operating LLC.

EnerVest. EnerVest Ltd.

Business Combination. The acquisition, which closed on July 31, 2018, of certain right, title, and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas; certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings area of the Austin Chalk; and a 35% membership interest in Ironwood Eagle Ford Midstream, LLC.

Class A Common Stock. Magnolia’s Class A Common Stock, par value $0.0001 per share.

Class B Common Stock. Magnolia’s Class B Common Stock, par value $0.0001 per share.

Giddings Assets. Certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings area of the Austin Chalk formation.

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

2026 Senior Notes. 6.0% Senior Notes due 2026.

Services Agreement. That certain Services Agreement, dated as of July 31, 2018, by and between the Company, Magnolia Operating, and EnerVest Operating LLC (“EVOC”), pursuant to which EVOC provides certain services to the Company as described in the agreement.

Stockholder Agreement. The Stockholder Agreement, dated as of July 31, 2018, by and between the Company and the Karnes County Contributors.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$148,533	$182,633
Accounts receivable	61,243	105,775
Drilling advances	473	299
Other current assets	4,613	4,511
Total current assets	214,862	293,218
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,105,774	3,815,221
Other	4,063	3,087
Accumulated depreciation, depletion and amortization	(939,888)	(701,551)
Total property, plant and equipment, net	1,169,949	3,116,757
OTHER ASSETS
Deferred financing costs, net	6,632	8,390
Equity method investment	21,789	19,730
Intangible assets, net	12,973	23,851
Other long-term assets	8,074	4,460
TOTAL ASSETS	$1,434,279	$3,466,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$63,475	$79,428
Other current liabilities (Note 8)	60,987	95,780
Total current liabilities	124,462	175,208
LONG-TERM LIABILITIES
Long-term debt, net	390,787	389,835
Asset retirement obligations, net of current	100,800	93,524
Deferred taxes, net	—	77,834
Other long-term liabilities	6,049	1,476
Total long-term liabilities	497,636	562,669
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 168,676 shares issued and 165,576 shares outstanding in 2020 and 168,318 shares issued and 167,318 shares outstanding in 2019	17	17
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 85,790 shares issued and outstanding in 2020 and 2019	9	9
Additional paid-in capital	1,709,043	1,703,362
Treasury Stock, at cost, 3,100 shares and 1,000 shares in 2020 and 2019, respectively	(23,240)	(10,277)
Retained earnings (Accumulated deficit)	(1,153,195)	82,940
Noncontrolling interest	279,547	952,478
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,434,279	$3,466,406

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Oil revenues	$95,677	$207,840	$311,153	$584,009
Natural gas revenues	14,895	21,243	44,238	71,208
Natural gas liquids revenues	10,495	15,716	29,880	51,215
Total revenues	121,067	244,799	385,271	706,432
OPERATING EXPENSES
Lease operating expenses	18,802	24,344	61,275	70,752
Gathering, transportation, and processing	5,771	9,270	20,579	26,016
Taxes other than income	7,331	13,333	22,874	40,825
Exploration expense	701	3,924	563,589	10,017
Impairment of oil and natural gas properties	—	—	1,381,258	—
Asset retirement obligation accretion	1,501	1,394	4,403	4,095
Depreciation, depletion and amortization	44,731	143,894	238,273	385,942
Amortization of intangible assets	3,626	3,626	10,879	10,879
General and administrative expenses	16,663	17,345	50,472	52,651
Transaction related costs	—	—	—	438
Total operating costs and expenses	99,126	217,130	2,353,602	601,615

OPERATING INCOME (LOSS)	21,941	27,669	(1,968,331)	104,817

OTHER INCOME (EXPENSE)
Income from equity method investee	1,007	92	2,059	608
Interest expense, net	(7,333)	(6,896)	(21,345)	(21,611)
Loss on derivatives, net	(2,208)	—	(2,208)	—
Other income (expense), net	(51)	21	(510)	8
Total other income (expense)	(8,585)	(6,783)	(22,004)	(20,995)

INCOME (LOSS) BEFORE INCOME TAXES	13,356	20,886	(1,990,335)	83,822
Income tax expense (benefit)	(339)	3,529	(79,340)	12,449
NET INCOME (LOSS)	13,695	17,357	(1,910,995)	71,373
LESS: Net income (loss) attributable to noncontrolling interest	4,548	6,810	(674,860)	29,294
NET INCOME ATTRIBUTABLE TO MAGNOLIA	9,147	10,547	(1,236,135)	42,079
LESS: Non-cash deemed dividend related to warrant exchange	—	2,763	—	2,763
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$9,147	$7,784	$(1,236,135)	$39,316

NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$0.05	$0.05	$(7.41)	$0.25
Diluted	$0.05	$0.05	$(7.41)	$0.24
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	166,467	166,872	166,728	160,051
Diluted	170,676	167,108	166,728	161,488
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	—	$—	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense	—	—	—	—	2,432	—	—	—	2,432	—	2,432
Changes in ownership interest adjustment	—	—	—	—	(919)	—	—	—	(919)	832	(87)
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	—	—	(6,095)	(19,150)	(25,245)
Contributions from noncontrolling interest owner	—	—	—	—	—	—	—	—	—	8,809	8,809
Net income	—	—	—	—	—	—	—	13,026	13,026	9,687	22,713
Balance, March 31, 2019	155,837	$16	91,790	$9	$1,636,655	—	$—	$48,533	$1,685,213	$1,031,364	$2,716,577
Stock based compensation expense	—	—	—	—	3,115	—	—	—	3,115	—	3,115
Changes in ownership interest adjustment	—	—	—	—	108	—	—	—	108	634	742
Common stock issued in connection with acquisition	3,055	—	—	—	33,693	—	—	—	33,693	—	33,693
Offering expenses incurred in connection with warrants exchange	—	—	—	—	(1,055)	—	—	—	(1,055)	—	(1,055)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(227)	(227)
Net income	—	—	—	—	—	—	—	18,506	18,506	12,797	31,303
Balance, June 30, 2019	158,892	$16	91,790	$9	$1,672,516	—	$—	$67,039	$1,739,580	$1,044,568	$2,784,148
Stock based compensation expense	—	—	—	—	2,829	—	—	—	2,829	—	2,829
Changes in ownership interest adjustment	—	—	—	—	28,215	—	—	—	28,215	(36,715)	(8,500)
Common stock issued in connection with warrants exchange	9,179	1	—	—	1,624	—	—	(2,763)	(1,138)	—	(1,138)
Common stock issued related to stock based compensation, net	189	—	—	—	(532)	—	—	—	(532)	—	(532)
Common stock repurchased	—	—	—	—	—	950	(9,722)	—	(9,722)	—	(9,722)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(489)	(489)
Net income	—	—	—	—	—	—	—	10,547	10,547	6,810	17,357
Balance, September 30, 2019	168,260	$17	91,790	$9	$1,704,652	950	$(9,722)	$74,823	$1,769,779	$1,014,174	$2,783,953

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense	—	—	—	—	2,879	—	—	—	2,879	—	2,879
Changes in ownership interest adjustment	—	—	—	—	(1,793)	—	—	—	(1,793)	1,793	—
Common stock issued related to stock based compensation, net	154	—	—	—	(452)	—	—	—	(452)	—	(452)
Class A Common Stock repurchases	—	—	—	—	—	1,000	(6,483)	—	(6,483)	—	(6,483)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(284)	(284)
Net loss	—	—	—	—	—	—	—	(1,227,010)	(1,227,010)	(668,289)	(1,895,299)
Balance, March 31, 2020	168,473	$17	85,790	$9	$1,703,996	2,000	$(16,760)	$(1,144,070)	$543,192	$285,698	$828,890
Stock based compensation expense	—	—	—	—	3,065	—	—	—	3,065	—	3,065
Changes in ownership interest adjustment	—	—	—	—	(907)	—	—	—	(907)	907	—
Common stock issued related to stock based compensation and other, net	114	—	—	—	(33)	—	—	—	(33)	—	(33)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(207)	(207)
Net loss	—	—	—	—	—	—	—	(18,272)	(18,272)	(11,119)	(29,391)
Balance, June 30, 2020	168,587	$17	85,790	$9	$1,706,121	2,000	$(16,760)	$(1,162,342)	$527,045	$275,279	$802,324
Stock based compensation expense	—	—	—	—	2,927	—	—	—	2,927	—	2,927
Changes in ownership interest adjustment	—	—	—	—	175	—	—	—	175	(175)	—
Common stock issued related to stock based compensation and other, net	89	—	—	—	(180)	—	—	—	(180)	—	(180)
Class A Common Stock repurchases	—	—	—	—	—	1,100	(6,480)	—	(6,480)	—	(6,480)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(105)	(105)
Net income	—	—	—	—	—	—	—	9,147	9,147	4,548	13,695
Balance, September 30, 2020	168,676	$17	85,790	$9	$1,709,043	3,100	$(23,240)	$(1,153,195)	$532,634	$279,547	$812,181

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(1,910,995)	$71,373
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	238,273	385,942
Amortization of intangible assets	10,879	10,879
Exploration expense, non-cash	561,629	536
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligation accretion	4,403	4,095
Amortization of deferred financing costs	2,710	2,644
Loss on derivatives, net	2,208	—
Deferred tax expense (benefit)	(77,834)	11,765
Stock based compensation	8,871	8,376
Other	(2,059)	(512)
Changes in operating assets and liabilities:
Accounts receivable	44,532	(6,937)
Accounts payable	(15,953)	16,034
Accrued liabilities	(15,468)	(22,379)
Drilling advances	(174)	10,205
Other assets and liabilities, net	(1,281)	(3,410)
Net cash provided by operating activities	230,999	488,611
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EnerVest properties	—	4,250
Acquisitions, other	(73,702)	(93,221)
Additions to oil and natural gas properties	(157,325)	(351,467)
Changes in working capital associated with additions to oil and natural gas properties	(18,972)	(13,392)
Other investing	(842)	(247)
Net cash used in investing activities	(250,841)	(454,077)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from noncontrolling interest owners	—	7,301
Distributions to noncontrolling interest owners	(594)	(716)
Class A Common Stock repurchases	(12,962)	(9,722)
Other financing activities	(702)	(2,666)
Net cash used in financing activities	(14,258)	(5,803)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,100)	28,731
Cash and cash equivalents – Beginning of period	182,633	135,758
Cash and cash equivalents – End of period	$148,533	$164,489

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental non-cash operating activity:
Cash paid (received) for income taxes	$(724)	$390
Cash paid for interest	25,445	25,687
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$21,750	$37,241
Equity issuances in connection with acquisitions	—	33,693
Non-cash deemed dividend related to warrant exchange	—	2,763
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$5,500	$6,720
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization and Nature of Operations

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated and combined financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Form 10-K”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated and combined financial statements included in the Company’s 2019 Form 10-K.

In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.

Certain reclassifications of prior period financial statements have been made to conform to current reporting practices. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflects a noncontrolling interest representing primarily the interest owned by the Karnes County Contributors through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 12—Stockholders’ Equity for further discussion of the noncontrolling interest.

2. Summary of Significant Accounting Policies

As of September 30, 2020, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated and combined financial statements contained in the Company’s 2019 Form 10-K, with the exception of Accounts Receivable and Allowance for Expected Credit Losses and as noted below.

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

Recent Accounting Pronouncements

On August 26, 2020, the SEC adopted amendments to its rules in Regulation S-K to streamline the disclosures, which registrants are required to make about business, legal proceedings and risk factors and to add new requirements for disclosures about human capital resources. The amendments take a principles-based approach that gives registrants flexibility to tailor disclosures to their circumstances. The final rules become effective November 9, 2020 and will be incorporated in the Company’s Annual Report on Form 10-K for the period ending December 31, 2020.

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

In May 2020, the SEC adopted final rules that amend the financial statement disclosure requirements for significant business acquisitions and dispositions. Among other changes, the final rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules do not modify requirements for the acquisition and disposition of significant amounts of assets that do not constitute a business. The final rules are effective January 1, 2021, but earlier compliance is permitted. The Company plans to comply with the final rules during 2020, if applicable.

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

Customers are invoiced once the Company’s performance obligations have been satisfied. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. There are no judgments that significantly affect the amount or timing of revenue from contracts with customers. Additionally, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.

The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $52.3 million as of September 30, 2020 and $100.4 million as of December 31, 2019.

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

4. Acquisitions

2020 Acquisitions

On February 21, 2020, the Company completed the acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas, for approximately $69.7 million in cash. The transaction was accounted for as an asset acquisition.

2019 Acquisitions

On May 31, 2019, the Company completed the acquisition of certain oil and natural gas assets primarily located in Gonzales and Karnes Counties for approximately $36.3 million in cash and approximately 3.1 million shares of the Company’s Class A Common Stock. The transaction was accounted for as an asset acquisition.

On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure natural gas well located in St. Martin Parish, Louisiana and 31.1 million royalty trust units in the Gulf Coast Ultra Deep Royalty Trust from McMoRan Oil & Gas, LLC. Highlander paid cash consideration of $50.9 million for such interests. MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander. The transaction was accounted for as an asset acquisition.

5. Derivative Instruments

Magnolia currently utilizes natural gas costless collars to reduce its exposure to price volatility for a portion of its natural gas production volumes. The Company’s policies do not permit the use of derivative instruments for speculative purposes. The Company’s natural gas costless collar derivative contracts are indexed to the Houston Ship Channel. Under the Company’s costless collar contracts, each collar has an established floor price and ceiling price. When the settlement price is below the floor price, the counterparty is required to make a payment to the Company and when the settlement price is above the ceiling price, the Company is required to make a payment to the counterparty. When the settlement price is between the floor and the ceiling, there is no payment required.

The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments are recorded immediately to earnings as “Loss on derivatives, net” on the Company’s consolidated statement of operations. For the three and nine months ended September 30, 2020, the Company recognized a $2.2 million unrealized loss related to its derivative instrument. There were no cash settlements or realized gains or losses on the Company’s derivative instruments during the three and nine months ended September 30, 2020 and 2019.

The Company had the following outstanding derivative contracts in place as of September 30, 2020:

	2020	2021
Natural gas costless collars:
Notional volume (MMBtu)	4,600,000	12,150,000
Weighted average floor price ($/MMBtu)	$2.31	$2.31
Weighted average ceiling price ($/MMBtu)	$3.00	$3.00

See Note 6—Fair Value Measurement for the fair value hierarchy of the Company’s derivative contracts.

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

Recurring Fair Value Measurements

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheet at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$390,787	$392,000	$389,835	$412,000
The fair value of the 2026 Senior Notes at September 30, 2020 and December 31, 2019 is based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

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

Derivative Instruments

The fair value of the Company’s natural gas costless collar derivative instruments are measured using an industry-standard pricing model and are provided by a third party. The inputs used in the third-party pricing model include quoted forward prices for natural gas, the contracted volumes, volatility factors, and time to maturity, which are considered Level 2 inputs. The Company’s derivative instruments are recorded at fair value within “Other current liabilities” on the Company’s consolidated balance sheet as of September 30, 2020. These fair values are recorded by netting asset and liability positions with the same counterparty and are subject to contractual terms, which provide for net settlement. There are no long-term derivative assets or liabilities as of September 30, 2020 and there were no outstanding derivative instruments as of December 31, 2019.

The following table presents the classification of the outstanding derivative instruments and the fair value hierarchy table for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value	Netting	Carrying Amount
September 30, 2020
Current assets:
Natural gas derivative instruments	$—	$2,181	$—	$2,181	$(2,181)	$—
Current liabilities:
Natural gas derivative instruments	$—	$4,389	$—	$4,389	$(2,181)	$2,208

See Note 5—Derivative Instruments for notional volumes and terms with the Company’s derivative contracts.

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

Deemed Dividend

In July 2019, the Company issued an aggregate of 9.2 million shares of Class A Common Stock in exchange for all of its warrants. The difference in fair value between the Class A Common Stock issued and the warrants exchanged was recorded as a non-cash deemed dividend for the incremental value provided to the holders of the warrants. The fair value of the non-cash deemed dividend related to the warrant exchange was determined based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy. Refer to Note 12—Stockholders’ Equity for additional information.

7. Intangible Assets

Non-Compete Agreement

On July 31, 2018, the Company and EnerVest, separate and apart from the Business Combination, entered into a non-compete agreement (the “Non-Compete”), which prohibits EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until July 31, 2022. Under the Non-Compete, an affiliate of EnerVest will have the right to receive 4.0 million shares of Class A Common Stock in two tranches of 2.0 million shares in two and one half and four years from July 31, 2018 provided EnerVest does not compete in the Market Area.

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

(In thousands)	September 30, 2020	December 31, 2019
Non-compete intangible assets	$44,400	$44,400
Accumulated amortization	(31,427)	(20,549)
Intangible assets, net	$12,973	$23,851
Weighted average amortization period (in years)	3.25	3.25
8. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	September 30, 2020	December 31, 2019
Accrued capital expenditures	$21,750	$40,722
Accrued general and administrative expenditures	9,703	9,753
Accrued ad valorem taxes	7,027	8,741
Other	22,507	36,564
Total Other current liabilities	$60,987	$95,780
9. Long-term Debt

The Company’s debt is comprised of the following:

(In thousands)	September 30, 2020	December 31, 2019
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(9,213)	(10,165)
Total debt, net	$390,787	$389,835

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into the RBL Facility among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of September 30, 2020 was $450.0 million. On October 15, 2020, Magnolia Operating entered into a Borrowing Base Redetermination Agreement and Amendment No. 2 to the RBL Facility, which provided for, among other things, the reaffirmation of the borrowing base at $450.0 million as part of the semi-annual scheduled redetermination. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of September 30, 2020, the Company was in compliance with all covenants under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $3.2 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of September 30, 2020.

The Company did not have any outstanding borrowings under its RBL Facility as of September 30, 2020.
2026 Senior Notes

On July 31, 2018, the Issuers issued and sold $400.0 million aggregate principal amount of 2026 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The 2026 Senior Notes were issued under the Indenture, dated as of July 31, 2018 (the “Indenture”), by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee. The 2026 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia Operating, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2026 Senior Notes will mature on August 1, 2026 and bear interest at the rate of 6.0% per annum.

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

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as “Long-term debt, net” on the consolidated balance sheet as of September 30, 2020. The Company recognized interest expense related to the 2026 Senior Notes of $6.3 million for each of the three months ended September 30, 2020 and 2019, and $19.0 million and $18.9 million for the nine months ended September 30, 2020 and 2019, respectively.

10. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Assets. The litigation is in the pre-trial stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At September 30, 2020, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at September 30, 2020 or September 30, 2019.

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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. The implications of the decrease in global demand for oil, coupled with the general oversupply, may have further negative effects on the Company’s business, such as production curtailment and reductions to its operating plans as a result of decreased prices and reduced storage capacity.

Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impact on the Company’s industry and its business cannot be reasonably predicted at this time.

11. Income Taxes

The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act includes several significant business tax provisions that, among other things, allow businesses to carry back net operating losses (“NOL”) arising in 2018, 2019, and 2020 to the five prior tax years. Applying the NOL carryback provision resulted in an income tax benefit of $1.2 million during the nine months ended September 30, 2020. The difference in the U.S. federal statutory tax rate of 34% in 2017 compared to 21% in 2018 and thereafter resulted in a discrete benefit to the tax provision of approximately $0.4 million for the nine months ended September 30, 2020.

The income tax expense or benefit recorded for the period is based on applying an estimated annual effective income tax rate to the net income or loss for the three and nine months ended September 30, 2020 and 2019. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Company’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interest, permanent and temporary differences, and the likelihood of recovering deferred tax assets in the current year. The accounting estimates used to compute the income tax expense or benefit may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 4.0% and 14.9%, respectively. During the nine months ended September 30, 2020, the Company’s effective tax rate was primarily impacted by the reversal of its federal and state deferred tax liabilities and the federal and state deferred tax assets generated from losses related to non-cash impairments of the carrying value of the Company’s oil and natural gas properties, offset by the recognition of valuation allowances. The primary differences between the annual effective tax rate and the federal statutory tax rate of 21.0% are income attributable to noncontrolling interest, the recognition of a valuation allowance on federal and state deferred tax assets, and state taxes.

During the first quarter of 2020, the Company moved from a net deferred tax liability position to an estimated net deferred tax asset position resulting primarily from oil and natural gas impairments. As of September 30, 2020, the Company’s net deferred tax asset was $203.3 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of September 30, 2020, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $203.3 million.

The Company’s income tax provision consists of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Current:
Federal	$—	$—	$(1,167)	$—
State	(339)	115	(339)	684
	(339)	115	(1,506)	684
Deferred:
Federal	—	3,135	(71,792)	11,588
State	—	279	(6,042)	177
	—	3,414	(77,834)	11,765
Income tax expense (benefit)	$(339)	$3,529	$(79,340)	$12,449

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas, and Louisiana corporate income tax. No amounts have been accrued for income tax uncertainties or interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

12. Stockholders’ Equity

Class A Common Stock

At September 30, 2020, there were 168.7 million shares of Class A Common Stock issued and 165.6 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of Magnolia Oil & Gas Corporation, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At September 30, 2020, there were 85.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Warrants

On June 7, 2019, the Company commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”), pursuant to which the Company (1) offered to holders of its warrants the opportunity to receive 0.29 shares of Class A Common Stock in exchange for each warrant validly tendered and (2) solicited the consent from the holders of its warrants to approve an amendment to the Company’s existing warrant agreement, by and between the Company and Continental Stock Transfer & Trust Company, to amend the agreement to provide the Company with the right to require any holder of the Company’s warrants to exchange their warrants for Class A Common Stock at an exchange ratio of 0.261 shares of Class A Common Stock for each whole warrant (the “Warrant Amendment”). Pursuant to the Offer, certain of the Company’s warrantholders, including directors and executive officers, agreed to tender their warrants and provide the corresponding consent to the Warrants Amendment in the Consent Solicitation by entering into a tender and support agreement with the Company on June 7, 2019.

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

As the fair value of the warrants exchanged in the Offer was less than the fair value of the Class A Common Stock issued, the Company recorded a non-cash deemed dividend of $2.8 million for the incremental value provided to the warrant holders. The fair value of warrants and the Class A Common Stock was determined using unadjusted quoted prices in an active market, a Level 1 fair value input. The Company capitalized $2.2 million of expenses related to the Offer within “Additional paid-in capital” on the Company’s consolidated balance sheet.

Share Repurchase Program

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. As of September 30, 2020, the Company had repurchased 3.1 million shares under the plan at a cost of $23.2 million.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries include amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of September 30, 2020, Magnolia owned approximately 66% of the interest in Magnolia LLC and the noncontrolling interest was 34%. In the first quarter of 2019, Magnolia Operating formed Highlander as a joint venture where MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units in Highlander, with the remaining 15% attributable to noncontrolling interest.

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

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” on the consolidated statements of operations and was $2.9 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $8.9 million and $8.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period, in the case of awards to employees, and vest in full after one year, in the case of awards to directors. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company for any reason prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested RSUs as of September 30, 2020 was $10.5 million, which the Company expects to recognize over a weighted average period of 1.7 years.

The table below summarizes RSU activity for the three and nine months ended September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs, beginning of period	1,637,445	$10.02	1,099,901	$12.97
Granted	21,552	6.46	874,919	7.14
Vested	(110,548)	14.43	(426,371)	13.03
Forfeited	(27,678)	10.07	(27,678)	10.07
Unvested RSUs, end of period	1,520,771	$9.65	1,520,771	$9.65
Performance Stock Units

During the nine months ended September 30, 2020, the Company granted PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. Unrecognized compensation expense related to unvested PSUs as of September 30, 2020 was $5.1 million, which the Company expects to recognize over a weighted average period of 1.6 years.

The table below summarizes PSU activity for the three and nine months ended September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Performance Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested PSUs, beginning of period	1,086,419	$11.28	701,128	$14.31
Granted	—	—	401,958	6.14
Vested	(25,260)	14.58	(41,927)	14.58
Forfeited	(30,529)	10.77	(30,529)	10.77
Unvested PSUs, end of period	1,030,630	$11.22	1,030,630	$11.22
The grant date fair values of the PSUs granted were $2.5 million and $3.7 million during the nine months ended September 30, 2020 and 2019, respectively, calculated using a Monte Carlo simulation. The following table summarizes the assumptions used to calculate the grant date fair value of these PSUs.

	Nine Months Ended
Grant Date Fair Value Assumptions	September 30, 2020	September 30, 2019
Expected term (in years)	2.85	2.67-2.85
Expected volatility	33.50%	31.58% - 33.61%
Risk-free interest rate	1.16%	2.29% - 2.48%
14. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic:
Net income (loss) attributable to Class A Common Stock	$9,147	$7,784	$(1,236,135)	$39,316
Weighted average number of common shares outstanding during the period - basic	166,467	166,872	166,728	160,051
Net income (loss) per share of Class A Common Stock - basic	$0.05	$0.05	$(7.41)	$0.25

Diluted:
Net income (loss) attributable to Class A Common Stock	$9,147	$7,784	$(1,236,135)	$39,316
Weighted average number of common shares outstanding during the period - basic	166,467	166,872	166,728	160,051
Add: Dilutive effect warrants, stock based compensation, and other	4,209	236	—	1,437
Weighted average number of common shares outstanding during the period - diluted	170,676	167,108	166,728	161,488
Net income (loss) per share of Class A Common Stock - diluted	$0.05	$0.05	$(7.41)	$0.24
The Company excluded 85.8 million for the three and nine months ended September 30, 2020, 91.8 million for the three months ended September 30, 2019, and 92.3 million for the nine months ended September 30, 2019 of weighted average shares of Class A Common Stock issuable upon the exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units) as the effect was anti-dilutive. In addition, the Company excluded 4.0 million contingent shares of Class A Common Stock issuable to an affiliate of EnerVest, provided EnerVest does not compete in the Market Area, and 0.2 million RSUs and PSU because the effect was anti-dilutive for the nine months ended September 30, 2020.

15. Related Party Transactions

As of September 30, 2020, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, Magnolia’s assumptions about:

•the length, scope and severity of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Form 10-K”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes thereto.

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves that operates in one reportable segment located in the United States. The Company's oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations.

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

COVID-19 Pandemic and Market Conditions Update

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions, and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and natural gas. The implications of the decrease in global demand for oil, coupled with the general oversupply, may have further negative effects on the Company’s business, such as production curtailment and reductions to its operating plans as a result of decreased prices and reduced storage capacity. Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impact on the industry and Magnolia’s business cannot be reasonably predicted at this time.

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

Magnolia has taken steps and continues to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on its operations, financial condition, and people. Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. Magnolia did not bring any operated wells online during the third quarter and continued to operate one rig in the Giddings area. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program, as its operated drilling rig is on a short-term contract and the Company has no long-term service obligations. Moreover, Magnolia does not have any contractual drilling obligations and nearly all of the Company’s acreage is held by production. In response to the COVID-19 pandemic and industry downturn, Magnolia has initiated a corporate-wide cost reduction program to help decrease costs throughout every aspect of the Company. The Company has made reductions in general and administrative expense by reducing corporate salaries, renegotiating the fee under the Services Agreement, and working with many of its other vendors and suppliers to reduce the cost of their services. Magnolia believes these measures, taken together with its significant liquidity and lack of near term debt maturities, will provide additional flexibility in navigating the current volatile environment; however, given the tremendous uncertainty and turmoil, there is no certainty that the measures Magnolia takes will be sufficient.

As a producer of oil and natural gas, Magnolia is recognized as an essential business and has continued to operate while taking steps to protect the health and safety of its workers. Magnolia and its contractors have implemented protocols to reduce the risk of an outbreak within its operations, and these protocols have not reduced production or efficiency in a significant manner. The Company implemented remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements. As a result, the Company relied on such persons having sufficient access to its information technology systems, including through telecommunication hardware, software, and networks. Magnolia's board of directors is continuing to monitor the unfolding COVID-19 pandemic very closely as well as the effect of working remotely on internal controls over financial reporting and information technology security. Magnolia has been able to maintain a consistent level of effectiveness through these arrangements, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting. As of October 1, 2020, the substantial majority of Magnolia employees have returned to the office.

Business Overview
As of September 30, 2020, Magnolia’s assets in South Texas included 43,031 gross (23,559 net) acres in Karnes, Gonzales, DeWitt, and Atascosa Counties, Texas, and 635,336 gross (437,128 net) acres in the Giddings area. As of September 30, 2020, Magnolia held an interest in approximately 1,823 gross (1,189 net) wells, with total production of 62.2 thousand barrels of oil equivalent per day (“Mboe/d”) for the nine months ended September 30, 2020. In the third quarter of 2020, Magnolia operated a one-rig program for the Giddings Assets.

Magnolia recognized a net loss attributable to Class A Common Stock of $1.2 billion, or $7.41 per diluted common share, for the nine months ended September 30, 2020. Magnolia recognized a net loss of $1.9 billion, which includes noncontrolling interest of $0.7 billion related to the Magnolia LLC Units (and corresponding Class B Common Stock) held by certain affiliates of EnerVest for the nine months ended September 30, 2020. As a result of the sharp decline in commodity prices during the nine months ended September 30, 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statement of operations for the nine months ended September 30, 2020.

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. As of September 30, 2020, the Company had repurchased 3.1 million shares under the plan at an aggregate cost of $23.2 million.

On August 1, 2020, the Company provided written notice to EVOC of its intent to terminate the Services Agreement. Pursuant to the Services Agreement, EVOC will continue to provide services during the transition through August 1, 2021.

In the third quarter of 2020, the Company entered into costless collars for 4.6 million MMBtu and 12.2 million MMBtu of its natural gas production in the years ending December 31, 2020 and 2021, respectively, which reduce the Company’s exposure to natural gas price volatility for a portion of its expected natural gas production volumes. The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company's derivative instruments are recorded immediately to earnings as “Loss on derivative instruments, net” on the Company’s consolidated statement of operations. For the three and nine months ended September 30, 2020, the Company recognized $2.2 million unrealized loss related to its derivative instruments.
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

•On February 21, 2020, the Company completed the acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas, for approximately $69.7 million in cash;

•On May 31, 2019, the Company completed the acquisition of certain oil and natural gas assets primarily located in Karnes County for approximately $36.3 million in cash and approximately 3.1 million shares of the Company’s Class A Common Stock; and

•On February 5, 2019, Magnolia Operating formed a joint venture, Highlander Oil & Gas Holdings LLC (“Highlander”), to complete the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure natural gas well located in St. Martin Parish, Louisiana (the “Highlander Well”), in which MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 85% of the units, with the remaining 15% attributable to noncontrolling interest.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

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

	Three Months Ended
(In thousands, except per unit data)	September 30, 2020	September 30, 2019
Production:
Oil (MBbls)	2,485	3,520
Natural gas (MMcf)	9,444	10,763
NGLs (MBbls)	937	1,245
Total (Mboe)	4,996	6,559

Average daily production:
Oil (Bbls/d)	27,016	38,261
Natural gas (Mcf/d)	102,653	116,989
NGLs (Bbls/d)	10,181	13,533
Total (boe/d)	54,306	71,292

Revenues:
Oil revenues	$95,677	$207,840
Natural gas revenues	14,895	21,243
Natural gas liquids revenues	10,495	15,716
Total revenues	$121,067	$244,799

Average Price:
Oil (per barrel)	$38.50	$59.05
Natural gas (per Mcf)	1.58	1.97
NGLs (per barrel)	11.20	12.62
Oil revenues were 79% and 85% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively. Oil production was 50% and 54% of total production volume for the three months ended September 30, 2020 and 2019, respectively. Oil revenues for the three months ended September 30, 2020 were $112.2 million lower than the three months ended September 30, 2019. A 35% decrease in average prices reduced third quarter 2020 revenues by $72.4 million compared to the same period in the prior year, while a 29% decrease in oil production reduced revenues by $39.8 million.

Natural gas revenues were 12% and 9% of the Company's total revenues for the three months ended September 30, 2020 and 2019, respectively. Natural gas production was 31% and 27% of total production volume for the three months ended September 30, 2020 and 2019, respectively. Natural gas revenues for the three months ended September 30, 2020 were $6.3 million lower than the three months ended September 30, 2019. A 20% decrease in average prices reduced third quarter 2020 revenues by $4.2 million compared to the same period in the prior year, while a 12% decrease in natural gas production reduced revenues by $2.1 million.

NGL revenues were 9% and 6% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively. NGL production was 19% of total production volume for each of the three months ended September 30, 2020 and 2019. NGL revenues for the three months ended September 30, 2020 were $5.2 million lower than the three months ended September 30, 2019. An 11% decrease in average prices reduced third quarter 2020 revenues by $1.7 million compared to the same period in the prior year, while a 25% decrease in NGL production reduced revenues by $3.5 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	September 30, 2020	September 30, 2019
Operating Expenses:
Lease operating expenses	$18,802	$24,344
Gathering, transportation, and processing	5,771	9,270
Taxes other than income	7,331	13,333
Exploration expenses	701	3,924
Asset retirement obligation accretion	1,501	1,394
Depreciation, depletion and amortization	44,731	143,894
Amortization of intangible assets	3,626	3,626
General and administrative expenses	16,663	17,345
Total operating costs and expenses	$99,126	$217,130

Other Income (Expense):
Income from equity method investee	$1,007	$92
Interest expense, net	(7,333)	(6,896)
Loss on derivatives, net	(2,208)	—
Other expense, net	(51)	21
Total other expense	$(8,585)	$(6,783)

Average Operating Costs per boe:
Lease operating expenses	$3.76	$3.71
Gathering, transportation, and processing	1.16	1.41
Taxes other than income	1.47	2.03
Exploration expense	0.14	0.60
Asset retirement obligation accretion	0.30	0.21
Depreciation, depletion and amortization	8.95	21.94
Amortization of intangible assets	0.73	0.55
General and administrative expenses	3.34	2.64
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended September 30, 2020 compared to the corresponding 2019 period were $5.5 million lower primarily due to a reduction of operating expenses associated with bringing fewer new wells online resulting in lower production.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the three months ended September 30, 2020 were $3.5 million, or $0.25 per boe, lower than the three months ended September 30, 2019 primarily due to lower natural gas production and prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income were $6.0 million, or $0.56 per boe, lower for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in revenues following a decline in commodity prices.

Exploration expenses are geological and geophysical costs that include unproved property impairments, seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration costs for the three months ended September 30, 2020 were $3.2 million, or $0.46 per boe, lower than the three months ended September 30, 2019 primarily due to lower seismic surveying costs.

Depreciation, depletion and amortization (“DD&A”) during the three months ended September 30, 2020 was $99.2 million, or $12.99 per boe, lower than the three months ended September 30, 2019 primarily as a result of lower asset property balances associated with proved property impairments recorded in the first quarter of 2020.

General and administrative (“G&A”) expenses during the three months ended September 30, 2020 were $0.7 million lower than the three months ended September 30, 2019 primarily driven by renegotiating the fee under the Services Agreement as well as other corporate-wide cost cutting initiatives.

Loss on derivatives, net was a $2.2 million unrealized loss related to the Company’s natural gas costless collar entered into during the third quarter of 2020. There was no derivative activity in the corresponding 2019 period.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

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

	Nine Months Ended
(In thousands, except per unit data)	September 30, 2020	September 30, 2019
Production:
Oil (MBbls)	8,965	9,615
Natural gas (MMcf)	29,261	30,583
NGLs (MBbls)	3,213	3,389
Total (Mboe)	17,055	18,101

Average daily production:
Oil (Bbls/d)	32,718	35,220
Natural gas (Mcf/d)	106,790	112,026
NGLs (Bbls/d)	11,725	12,414
Total (boe/d)	62,241	66,305

Revenues:
Oil revenues	$311,153	$584,009
Natural gas revenues	44,238	71,208
Natural gas liquids revenues	29,880	51,215
Total revenues	$385,271	$706,432

Average Price:
Oil (per barrel)	$34.71	$60.74
Natural gas (per Mcf)	1.51	2.33
NGLs (per barrel)	9.30	15.11
Oil revenues were 81% and 83% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively. Oil production was 53% of total production volume for each of the nine months ended September 30, 2020 and 2019. Oil revenues for the nine months ended September 30, 2020 were $272.9 million lower than the nine months ended September 30, 2019. A 43% decrease in average prices reduced revenues for the nine months ended September 30, 2020 by $250.3 million compared to the same period in the prior year, while a 7% decrease in oil production reduced revenue $22.6 million.

Natural gas revenues were 11% and 10% of the Company's total revenues for the nine months ended September 30, 2020 and 2019, respectively. Natural gas production was 28% of total production volume for each of the nine months ended September 30, 2020 and 2019. Natural gas revenues for the nine months ended September 30, 2020 were $27.0 million lower than the nine months ended September 30, 2019. A 35% decrease in average prices reduced revenues for the nine months ended September 30, 2020 by $25.0 million as compared to the same period in the prior year, while a 4% decrease in natural gas production reduced revenue $2.0 million.

NGL revenues were 8% and 7% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively. NGL production was 19% of total production volume for each of the nine months ended September 30, 2020 and 2019. NGL revenues for the nine months ended were September 30, 2020 $21.3 million lower than the nine months ended September 30, 2019. A 38% decrease in average prices reduced revenues for the nine months ended September 30, 2020 by $19.7 million as compared to the same period in the prior year, while a 5% decrease in NGL production reduced revenue $1.6 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Nine Months Ended
(In thousands, except per unit data)	September 30, 2020	September 30, 2019
Operating Expenses:
Lease operating expenses	$61,275	$70,752
Gathering, transportation, and processing	20,579	26,016
Taxes other than income	22,874	40,825
Exploration expenses	563,589	10,017
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligation accretion	4,403	4,095
Depreciation, depletion and amortization	238,273	385,942
Amortization of intangible assets	10,879	10,879
General and administrative expenses	50,472	52,651
Transaction related costs	—	438
Total operating costs and expenses	$2,353,602	$601,615

Other Income (Expense):
Income from equity method investee	$2,059	$608
Interest expense, net	(21,345)	(21,611)
Loss on derivatives, net	(2,208)	—
Other expense, net	(510)	8
Total other expense	$(22,004)	$(20,995)

Average Operating Costs per boe:
Lease operating expenses	$3.59	$3.91
Gathering, transportation, and processing	1.21	1.44
Taxes other than income	1.34	2.26
Exploration expense	33.05	0.55
Impairment of oil and natural gas properties	80.99	—
Asset retirement obligation accretion	0.26	0.23
Depreciation, depletion and amortization	13.97	21.32
Amortization of intangible assets	0.64	0.60
General and administrative expenses	2.96	2.91
Transaction related costs	—	0.02
Lease operating expenses for the nine months ended September 30, 2020 were $9.5 million, or $0.32 per boe, lower than the nine months ended September 30, 2019 primarily due to the suspension of completion activity and reduction of operating expenses associated with bringing fewer new wells online.

Gathering, transportation, and processing costs for the nine months ended September 30, 2020 were $5.4 million, or $0.23 per boe, lower than the nine months ended September 30, 2019 primarily due to lower natural gas production and prices.

Taxes other than income and related cost per boe were $18.0 million, or $0.92 per boe, lower for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a decrease in revenues following a decline in commodity prices.

Exploration costs for the nine months ended September 30, 2020 were $553.6 million, or $32.50 per boe, higher than the nine months ended September 30, 2019 as a result of an impairment related to Magnolia’s unproved oil and natural gas properties due to the sharp decline in commodity prices primarily driven by the COVID-19 pandemic and oversupply by producers relating to oil price and production controls. For more information, please see Note 6—Fair Value Measurements in the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the nine months ended September 30, 2020, Magnolia recognized $1.4 billion of impairment included in “Impairment of oil and natural gas properties” in the consolidated statement of operations related to its proved oil and natural gas properties. The impairment was driven by the sharp decline in commodity prices. For more information, please see Note 6—Fair Value Measurements in the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

DD&A during the nine months ended September 30, 2020 was $147.7 million, or $7.35 per boe, lower than the nine months ended September 30, 2019 as a result of lower asset property balances associated with proved property impairments recorded in the first quarter of 2020.

G&A expenses during the nine months ended September 30, 2020 were $2.2 million lower than the nine months ended September 30, 2019 primarily driven by a decrease in professional service fees and a reduction in the fee under the Services Agreement as a result of corporate-wide cost cutting initiatives.

Loss on derivatives, net was a $2.2 million unrealized loss related to the Company’s natural gas costless collar entered into during the third quarter of 2020. There was no derivative activity in the corresponding 2019 period.

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

As of September 30, 2020, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of September 30, 2020, the Company had $598.5 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, which was reaffirmed on October 15, 2020, and $148.5 million of cash and cash equivalents.

Cash and Cash Equivalents

At September 30, 2020, Magnolia had $148.5 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Sources of cash and cash equivalents
Net cash provided by operating activities	$230,999	$488,611
Other	—	11,551
	$230,999	$500,162
Uses of cash and cash equivalents
Acquisitions, other	$(73,702)	$(93,221)
Additions to oil and natural gas properties	(157,325)	(351,467)
Changes in working capital associated with additions to oil and natural gas properties	(18,972)	(13,392)
Class A Common Stock repurchases	(12,962)	(9,722)
Other	(2,138)	(3,629)
	(265,099)	(471,431)
Decrease in cash and cash equivalents	$(34,100)	$28,731
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

Net cash provided by operating activities totaled $231.0 million and $488.6 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, cash provided by operating activities was negatively impacted by the sharp decline of oil and natural gas prices and payment of liabilities, partially offset by positive impacts from the timing of collections, and lower production tax payments.

Uses of Cash and Cash Equivalents

Acquisitions

During the nine months ended September 30, 2020, the Company completed various leasehold and property acquisitions, primarily comprised of a $69.7 million acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas. During the nine months ended September 30, 2019, the Company incurred $93.2 million of acquisition costs, comprised of the Highlander acquisition, and other acquisitions of additional oil and natural gas assets in Karnes County.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Drilling and completion	$27,425	$88,384	$155,308	$344,179
Leasehold acquisition costs	249	1,286	2,017	8,556
Total capital expenditures	$27,674	$89,670	$157,325	$352,735

As of September 30, 2020, Magnolia was running a one-rig program for the Giddings Assets. The activity during the three and nine months ended September 30, 2020 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

Repurchases of Class A Common Stock

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the nine months ended September 30, 2020 and 2019, the Company repurchased 2.1 million and 1.0 million shares for a total cost of approximately $13.0 million and $9.7 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement. At September 30, 2020, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. As the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, the Company will continue to assess its market risk exposure as appropriate. A $1.00 per barrel increase (decrease) in the weighted average oil price for the nine months ended September 30, 2020 would have increased (decreased) the Company’s revenues by approximately $12.0 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2020 would have increased (decreased) Magnolia’s revenues by approximately $3.9 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, its disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including changes related to the COVID-19 pandemic and any transition to a remote working environment.

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
Item 1A. Risk Factors

Please refer to Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors and the factors described below could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2019 Form 10-K, except as updated below. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

COVID-19 and other pandemic outbreaks could negatively impact Magnolia’s business and results of operations.

The company may face additional risks related to the ongoing outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization. International, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in response to this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally, and could potentially impact the Company’s customers, distribution partners, and third parties. In addition, many of the Company’s non-operational employees have been working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud, and other disruptions. Any resulting impacts from the outbreak cannot be reasonably estimated at this time, and may materially affect the business and the Company’s financial condition and results of operations. The extent and duration of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As of October 1, 2020, the substantial majority of Magnolia employees have returned to the office.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. If there is a resurgence of the outbreak across the United States and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders due to the COVID-19 pandemic and such resurgence reduces demand for oil and natural gas, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

As a result of continued or further storage and/or market shortages, the Company could be forced to temporarily shut in some or all of its production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while the Company constructs or purchases its own facilities or system. If the Company is forced to shut in production, it may incur greater costs to bring the associated production back online. Potential cost increases associated with bringing wells back online may be significant enough that such wells may become non-economic at low commodity price levels, which may lead to decreases in proved reserve estimates and potential impairments and associated charges to earnings. If the Company is able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in. For example, in the second quarter of 2020, the Company temporarily shut in some low producing wells due to depressed commodity prices. Additionally, some of the Company’s non-operated wells were shut in. Many of the wells have returned to production and there was not a significant impact on net production, however, should sustained periods of lower oil and natural gas prices return, the Company may further shut in wells or curtail production.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented.

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class A Common Stock that May Yet be Purchased Under the Program
July 1, 2020 - July 31, 2020	—	$—	—	8,000,000
August 1, 2020 - August 31, 2020	97,800	6.11	97,800	7,902,200
September 1, 2020 - September 30, 2020	1,002,200	5.87	1,002,200	6,900,000
Total	1,100,000	$5.89	1,100,000	6,900,000
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

10.1**
Borrowing Base Redetermination Agreement and Amendment No. 2 to Credit Agreement, dated as of October 15, 2020, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Intermediate LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto.

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

MAGNOLIA OIL & GAS CORPORATION

Date: November 6, 2020	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)