Form 10-K
period 2020-12-31
Magnolia Oil & Gas Corp
filed 2021-02-23
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.7 billion based on the closing price on that day on the New York Stock Exchange.
As of February 19, 2021, there were 162,780,227 shares of Class A Common Stock, $0.0001 par value per share, and 85,789,814 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF OIL AND NATURAL GAS TERMS

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
“Dry well.” A well that is determined to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well.
“Exploratory well.” A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.
“Field.” An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.
“Formation.” A layer of rock which has distinct characteristics that differs from nearby rock.
“Gross acres or gross wells.” Gross acres or gross wells are the total acres or wells in which all or part of the working interest is owned.
“Henry Hub.” A distribution hub in Louisiana that serves as the delivery location for natural gas futures contracts on the NYMEX.
“Horizontal drilling.” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at an angle within a specified interval.
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
“NYMEX.” The New York Mercantile Exchange.
“Productive well.” An exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production.
“Proved developed reserves.” Proved oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
“Proved reserves.” Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
“Proved undeveloped reserves.” Proved oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.
“Reservoir.” A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
“Standardized measure.” Discounted future net cash flows estimated by applying the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months to the estimated future production of year‑end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period‑end costs to determine pre‑tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre‑tax cash inflows over Magnolia’s tax basis in the natural gas and oil properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.
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

GLOSSARY OF CERTAIN OTHER TERMS AND CONVENTIONS USED HEREIN

The following are definitions of certain other terms and conventions that are used in this Annual Report on Form 10-K:

The “Company” or “Magnolia.” Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, including Magnolia Intermediate, Magnolia LLC, Magnolia Operating, and Magnolia Oil & Gas Finance Corp).

“Magnolia Intermediate.” Magnolia Oil & Gas Intermediate LLC.

“Magnolia LLC.” Magnolia Oil & Gas Parent LLC.

“Magnolia LLC Units.” Units representing limited liability company interests in Magnolia LLC.

“Magnolia Operating.” Magnolia Oil & Gas Operating LLC.

“EnerVest.” EnerVest, Ltd.

“Business Combination.” The acquisition, which closed on July 31, 2018, of certain right, title, and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale in South Texas; certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings area of the Austin Chalk; and a 35% membership interest in Ironwood Eagle Ford Midstream, LLC.

“Class A Common Stock.” Magnolia’s Class A Common Stock, par value $0.0001 per share.

“Class B Common Stock.” Magnolia’s Class B Common Stock, par value $0.0001 per share.

“Closing Date.” July 31, 2018.

“Giddings Assets.” Certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings area of the Austin Chalk formation.

“Giddings Purchase Agreement.” The Purchase and Sale Agreement, dated as of July 31, 2018, by and among Magnolia LLC and the Giddings Sellers for certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings area of the Austin Chalk formation.

“Giddings Sellers.” EnerVest Energy Institutional Fund XI-A, L.P., EnerVest Energy Institutional Fund XI-WI, L.P., EnerVest Holding, L.P., and EnerVest Wachovia Co-investment partnership, L.P.

“Ironwood Interests.” A 35.0% membership interest in Ironwood Eagle Ford Midstream, LLC.

“Ironwood Sellers.” EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-C, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P.

“Issuers.” Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating, as it relates to the 2020 Senior Notes.

“Karnes County Assets.” Certain right, title, and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale formation in South Texas.

“Karnes County Contribution Agreement.” The Contribution and Merger Agreement, dated as of July 31, 2018, by and among Magnolia LLC and the Karnes County Contributors for certain right, title, and interest in certain oil and natural gas assets located primarily in the Karnes County portion of the Eagle Ford Shale formation in South Texas.

“Karnes County Contributors.” EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-WIC, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-2A, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-3A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership.

“RBL Facility.” Senior secured reserve-based revolving credit facility.

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“Services Agreement.” That certain Services Agreement, as amended, dated as of July 31, 2018, by and between the Company, Magnolia Operating, and EnerVest Operating LLC (“EVOC”), pursuant to which EVOC provides certain services to the Company as described in the agreement.

“Stockholder Agreement.” The Stockholder Agreement, dated as of July 31, 2018, by and between the Company and the other parties thereto.

“2018 Predecessor Period.” January 1, 2018 to July 30, 2018.

“2018 Successor Period.” July 31, 2018 to December 31, 2018.

“Successor Periods.” July 31, 2018 to December 31, 2018, the year ended December 31, 2019, and the year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, Magnolia’s assumptions about:

•the length, scope, and severity of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;

•legislative, regulatory, or policy changes, including those following the change in presidential administrations;

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

•cyber attacks;

•occurrence of property acquisitions or divestitures;

•the integration of acquisitions;

•the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•other factors disclosed under Items 1 and 2 - Business and Properties, Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures About Market Risk, and elsewhere in this Annual Report on Form 10-K.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, Magnolia assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

Items 1 and 2. Business and Properties

Overview

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, the “Company” or “Magnolia”) is a Delaware corporation formed in February 2017 as a special purpose acquisition company under the name TPG Pace Energy Holdings Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On July 31, 2018, Magnolia consummated its initial business combination (the “Business Combination”) through its acquisition of certain oil and natural gas assets in the Karnes County portion of the Eagle Ford Shale in South Texas (the “Karnes County Assets” and, such business, the “Karnes County Business”), certain oil and natural gas assets in the Giddings area of the Austin Chalk (the “Giddings Assets”), and a 35.0% membership interest in Ironwood Eagle Ford Midstream, LLC (the “Ironwood Interests”), which owns an Eagle Ford gathering system, each with certain affiliates of EnerVest, Ltd. (“EnerVest”). As of December 31, 2020, Magnolia owned a 65.6% interest in Magnolia Oil & Gas Parent LLC (“Magnolia LLC”), which owns the assets acquired in the Business Combination.

In connection with the Business Combination, Magnolia entered into a Services Agreement (the “Services Agreement”) with EnerVest Operating L.L.C. (“EVOC”), an affiliate of EnerVest, pursuant to which EVOC operates Magnolia’s assets under the direction of Magnolia’s management by providing services substantially identical to the services historically provided by EVOC in operating the assets Magnolia acquired in the Business Combination, including administrative, back office, and day-to-day field-level services reasonably necessary to operate the Company’s business, subject to certain exceptions. On August 1, 2020, the Company provided written notice to EVOC of its intent to terminate the Services Agreement. Pursuant to the Services Agreement, EVOC will continue to provide services during the transition, which Magnolia expects to complete on or before August 1, 2021.

In connection with the Business Combination, the Company has been identified as the acquirer for accounting purposes and the Karnes County Business was deemed to be the accounting predecessor (“Predecessor”). For the periods on or after the Business Combination, the Company, including the combination of the Karnes County Business, the Giddings Assets, and the Ironwood Interests, is the accounting successor (“Successor”). The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting, the Company’s consolidated and combined financial statements and certain presentations are separated into two distinct periods to indicate the different ownership and accounting basis between the periods presented, the period before the consummation of the Business Combination, which includes the period from January 1, 2018 to July 30, 2018 (the “2018 Predecessor Period”); and the period on and after the consummation of the Business Combination, from July 31, 2018 to December 31, 2018 (the “2018 Successor Period”), the year ended December 31, 2019, and the year ended December 31, 2020.

Available Information

Magnolia’s principal executive offices are located at Nine Greenway Plaza Suite 1300, Houston, Texas 77046. Magnolia’s website is located at www.magnoliaoilgas.com.

Magnolia furnishes or files with the Securities and Exchange Commission (the “SEC”) its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. Magnolia makes these documents available free of charge at www.magnoliaoilgas.com under the “Investors” tab as soon as reasonably practicable after they are filed or furnished with the SEC. Information on Magnolia’s website is not incorporated by reference into this Annual Report on Form 10-K or any of the Company’s other filings with the SEC.

Magnolia’s Class A Common Stock, par value $0.0001 per share, is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “MGY.”

Segment Information and Geographic Area

The Company operates in one reportable segment engaged in the acquisition, development, exploration, and production of oil and natural gas properties located in the United States. Magnolia’s operations are conducted primarily in one geographic area of the United States. Magnolia’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations. Additional data and discussion are provided in

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Properties

As of December 31, 2020, Magnolia’s assets consisted of a total leasehold position of 677,833 gross (460,398 net) acres, including 42,972 gross (23,513 net) acres in the Karnes area and 634,861 gross (436,885 net) acres in the Giddings area. As of December 31, 2020, Magnolia had 1,796 gross (1,160 net) wells with total production of 61.8 Mboe/d for the year ended December 31, 2020. As of December 31, 2020, Magnolia was running a one-rig program for the Giddings Assets. Approximately 51.3%, 29.0%, and 19.7% of production from Magnolia’s assets was attributable to oil, natural gas, and NGLs, respectively, for the year ended December 31, 2020.

The Karnes County Assets are located in Karnes, Gonzales, DeWitt, and Atascosa Counties, Texas, in the core of the Eagle Ford Shale. The acreage comprising the Karnes County Assets also includes the Austin Chalk formation overlying the Eagle Ford Shale. The Austin Chalk formation has shown itself to be an independent reservoir from the Eagle Ford Shale and represents a very attractive development target. The Karnes County Assets include a well-known, low-risk acreage position that has been developed with a focus on maximizing returns and improving operational efficiencies.

The Giddings Assets are located in Austin, Brazos, Burleson, Fayette, Lee, Grimes, Montgomery, and Washington Counties, Texas. The Austin Chalk formation produces along a northeast-to-southwest trend that is approximately parallel to the Texas Gulf Coast. There are several notable producing areas along the Austin Chalk trend, the largest of which is the Giddings area. The Giddings area has seen two major drilling cycles. The first cycle began in the late 1970s and into the early 1980s and consisted primarily of vertical well drilling. The second cycle ran through much of the 1990s and involved primarily horizontal well drilling. The wells included in the Giddings Assets have historically targeted the lower third of the Austin Chalk formation. Recent improvements in drilling and completion technologies have unlocked new development opportunities in the Giddings area. Wells drilled over the past three years have helped to substantiate the strong economic viability of new drilling activity across the Giddings area. Future development results may allow for further expansion of existing location inventory throughout the leasehold.

Reserve Data

Estimated Proved Reserves

The estimates of Magnolia’s proved oil and natural gas reserves included in this Annual Report on Form 10-K are as of December 31, 2020. The majority of the Company’s proved reserves volumes, approximately 97%, are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents was selected for its historical experience and expertise in evaluating hydrocarbon resources.

Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Oil and natural gas prices applied in estimating proved reserves are determined using an unweighted arithmetic average of the first-day-of-the-month price for the trailing historical 12 months.

Proved reserves are sub-divided into two categories, proved developed and proved undeveloped. Proved developed reserves are volumes that can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2020, that are included in this Annual Report, are planned to be developed within one year.

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

Preparation of Oil and Natural Gas Reserve Information

Magnolia’s Director of Reserves, Peter Corbeil, is the technical person primarily responsible for overseeing the internal reserves estimation process. Mr. Corbeil has more than 20 years of oil and gas industry experience in reservoir engineering, reserves assessment, field development, and technical management. His experience prior to joining Magnolia includes tenures in the corporate reserve groups at three large and diversified oil and gas companies. He holds a Bachelor of Engineering degree and a Master of Business Administration degree and is a member of the Society of Petroleum Engineers.

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

The reserve reports were prepared by Miller and Lents’ team of geologists and reservoir engineers who integrate geological, geophysical, engineering, and economic data to produce reserve estimates and economic forecasts. The process to prepare Magnolia’s proved reserves as of December 31, 2020 was supervised by Katie M. Reinaker, Senior Vice President and an officer of Miller and Lents. Ms. Reinaker is a professionally qualified licensed Professional Engineer in the State of Texas with more than 10 years of relevant experience in the estimation, assessment, and evaluation of oil and natural gas reserves.

Reserves estimation involves a degree of uncertainty and estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil, natural gas, and NGLs that are ultimately recovered. Estimates of economically recoverable oil, natural gas, NGLs, and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, future production rates, and costs. Please refer to the Company’s “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

Proved Reserves

The following table presents Magnolia’s estimated net proved oil and natural gas reserves as of December 31, 2020. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one Bbl. This ratio is not reflective of the current price ratio between the two products. The proved undeveloped reserves volumes in the table below are expected to be converted to proved developed reserves within one year.

	December 31, 2020
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMboe)
Proved reserves
Total proved developed	38.1	165.5	20.2	85.8
Total proved undeveloped	11.2	42.1	8.3	26.5
Total proved reserves	49.3	207.6	28.5	112.3

Development of Proved Undeveloped Reserves

As of December 31, 2020, the proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year. The following table summarizes the changes in Magnolia’s proved undeveloped reserves during the year ended December 31, 2020:

Total (MMboe)
Proved undeveloped reserves at January 1, 2020	22.5
Conversions into proved developed reserves	(13.0)
Extensions	17.7
Acquisitions	0.2
Revisions of previous estimates	(0.9)
Proved undeveloped reserves at December 31, 2020	26.5

As of December 31, 2020, Magnolia’s assets contained approximately 26.5 MMboe of proved undeveloped reserves, consisting of 11.2 MMBbls of oil, 42.1 Bcf of natural gas, and 8.3 MMBbls of NGLs. The Company’s total estimated proved undeveloped reserves increased 4.0 MMboe during the year ended December 31, 2020. Magnolia converted 13.0 MMboe of proved undeveloped reserves to proved developed reserves as a result of drilling activities completed during 2020. Extensions of 17.7 MMboe resulted from the planned drilling program. The Company’s acquisitions resulted in an increase in proved undeveloped reserves of approximately 0.2 MMboe. A downward revision of 0.9 MMboe to proved undeveloped reserves was comprised of positive revisions of 2.2 MMboe for technical updates and 0.5 MMboe due to infill drilling in the Karnes County Assets that were offset by downward revisions of 3.4 MMboe related to optimizing development activity and 0.2 MMboe due to lower commodity prices.

During the year ended December 31, 2020, Magnolia incurred costs of approximately $92.2 million to convert the reserves associated with 32 of its net proved undeveloped locations to 13.0 MMboe of proved developed reserves.

Drilling Statistics

The following table describes new development and exploratory wells drilled within Magnolia’s assets during the years ended December 31, 2020, 2019, and 2018. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is a well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production. Completion refers to installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned. As of December 31, 2020, 87 gross (18 net) wells were in various stages of completion. As of December 31, 2020, Magnolia was running a one-rig program for the Giddings Assets.

	Successor			Predecessor and Giddings Assets
	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Net exploratory wells
Productive	—	—	—	—
Dry	—	—	—	—
	—	—	—	—
Net development wells
Productive	44	76	25	42
Dry	—	—	—	—
	44	76	25	42
Net total wells
Productive	44	76	25	42
Dry	—	—	—	—
Total	44	76	25	42

Productive Oil and Natural Gas Wells

Productive wells consist of exploratory, development, or extension wells that are not dry wells. Productive wells include producing wells and wells mechanically capable of production. Gross wells are the total number of productive wells in which Magnolia owns a working interest, and net wells are the sum of the fractional working interests of gross wells. The following table sets forth information relating to the productive wells in which Magnolia owned a working interest as of December 31, 2020.

	Oil	Natural Gas	Total
Gross	1,371	425	1,796
Net	794	366	1,160

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, natural gas, and NGL production volumes, average lease operating costs per boe (including transportation costs, but excluding severance and other taxes), and average sales prices related to Magnolia’s operations:

	Successor			Predecessor and Giddings Assets
	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Production
Crude oil (MMBbls)	11.6	12.9	5.1	6.4
Natural gas (Bcf)	39.4	41.3	14.1	13.5
Natural gas liquids (MMBbls)	4.4	4.6	1.9	1.7

Average lease operating cost per boe	$4.77	$5.28	$4.83	$5.42

Average sale price
Crude oil (per barrel)	$35.99	$60.00	$67.37	$69.14
Natural gas (per Mcf)	1.71	2.27	3.04	2.82
Natural gas liquids (per barrel)	11.10	15.17	25.93	25.99

Gross and Net Undeveloped and Developed Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which Magnolia held an interest as of December 31, 2020:

	Acreage
	Undeveloped	Developed	Total
Gross	55,916	621,917	677,833
Net	41,779	418,619	460,398

Undeveloped Acreage Expirations

As of December 31, 2020, Magnolia’s total undeveloped acres across its assets that will expire in 2021, 2022, and 2023 are 8,218 gross (6,221 net), 4,127 gross (3,223 net), and 983 gross (982 net) acres, respectively, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed. There are no expirations after 2023.

Delivery Commitments

Magnolia has a contract with the commitment to deliver a fixed minimum sales volume of oil production from the Karnes County Assets. This contract requires Magnolia to deliver approximately 2,730 MBbls through September 30, 2021. In addition, the Giddings Assets are subject to a contract with a third-party midstream company that provides for firm pipeline transportation for a portion of the natural gas produced from the Giddings Assets. Under this contract, Magnolia currently has reserved firm capacity of up to 30,000 MMBtu/d, which amount Magnolia has the right to reduce during the term of the agreement based on current capacity requirements. This contract requires Magnolia to pay a pipeline demand fee for the reserved capacity amount. Magnolia expects to fulfill both of these commitments with existing proved developed and proved undeveloped reserves, which are regularly monitored to ensure sufficient availability. In addition, Magnolia monitors current production, anticipated future production, and future development plans in order to meet its commitments.

Operations

General

Pursuant to the Services Agreement entered into in connection with the Business Combination, EVOC, under the direction of Magnolia’s management, has provided services to Magnolia since the Business Combination substantially identical to the services historically provided by EVOC, including administrative, back office and day-to-day field-level services reasonably necessary to operate Magnolia’s business and its assets, subject to certain exceptions. On August 1, 2020, the Company provided written notice to EVOC of its intent to terminate the Services Agreement. Pursuant to the Services Agreement, EVOC will continue to provide services during the transition through August 1, 2021.

Facilities

Production facilities related to Magnolia’s assets are located near producing wells and consist of storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment, and safety systems. Predominant artificial lift methods include gas lift, rod pump lift, and plunger lift.

Magnolia is subject to the terms of a crude oil gathering agreement with Ironwood Eagle Ford Midstream, LLC that expires in July 2027, which allows natural gas and oil production to be delivered and sold to various intrastate and interstate markets, or to various crude oil refining markets on a competitive pricing basis. Magnolia’s assets previously included the Ironwood Interests, which were sold on October 23, 2020, while retaining the aforementioned crude oil gathering agreement. The majority of natural gas production related to the Karnes County Assets is currently processed to collect NGLs. The Karnes County Assets also include a saltwater disposal well, which currently handles a portion of water production from the Karnes County Assets.

The Giddings Assets include access to natural gas gathering systems, which allows production to be delivered to third-party natural gas processors. The majority of natural gas production related to the Giddings Assets is currently processed to collect NGLs. Produced natural gas can be sold to various intrastate and interstate markets on a competitive pricing basis. The Giddings Assets also include a saltwater disposal well that handles a small portion of water production from the Giddings Assets.

Marketing and Customers

For the year ended December 31, 2020, Phillips 66 Company and EOG Resources Inc. accounted for 39.9% and 16.7%, respectively, of the combined oil, natural gas, and NGL revenue. For the year ended December 31, 2019, Phillips 66 Company and EOG Resources Inc. accounted for 43.3% and 18.5%, respectively, of the combined oil, natural gas, and NGL revenue. For the 2018 Successor Period, Phillips 66 Company and EOG Resources Inc. accounted for 42.2% and 19.1%, respectively, of the combined oil, natural gas, and NGL revenue. For the 2018 Predecessor Period, Phillips 66 Company, EOG Resources Inc., and Shell Trading (US) Company accounted for 47.6%, 14.5%, and 12.2%, respectively, of the combined oil, natural gas, and NGL revenue.

No other purchaser accounted for 10% or more of Magnolia’s revenue on a combined basis in each respective period. Please see “Risk Factors—Magnolia depends upon a small number of significant purchasers for the sale of most of its oil, natural gas, and NGL production. The loss of one or more of such purchasers could, among other factors, limit Magnolia’s access to suitable markets for the oil, natural gas, and NGLs it produces.” in Item 1A in this Annual Report on Form 10-K for more information.

The natural gas production from the Giddings Assets is gathered and processed under acreage dedications with two third-party midstream companies. The natural gas plant residue volumes are sold either to the natural gas processor or various third parties utilizing the firm transportation agreement described under “Delivery Commitments.” Residue sales utilizing the firm transportation are at market prices with terms of 12 months or less. The NGL production extracted from the Giddings Assets is sold to third parties pursuant to purchase agreements with varying terms at market prices. Magnolia sells the majority of the oil production from the Giddings Assets to three third parties at market prices, with such purchasers transporting the oil from the lease via trucks under contracts of 12 months or less. The remainder of the oil production from the Giddings Assets is sold to various third-party purchasers at market prices under contracts with terms of 12 months or less.

In addition, Magnolia sells the natural gas production from the Karnes County Assets to various third parties pursuant to the terms of multiple natural gas processing and purchase contracts of varying terms. Such natural gas production is gathered and processed under agreements with terms ranging from month-to-month to the life of the applicable lease agreements. Magnolia transports the majority of its crude oil production from the Karnes County Assets on a gathering agreement with Ironwood Eagle Ford Midstream, LLC that expires in July 2027, which provides an outlet for Magnolia to sell oil production via pipeline from the Karnes County Assets to third-party purchasers at market prices. The remaining oil production is transported from the lease via trucks at market prices with terms of 12 months or less. The NGL production from the Karnes County Assets is sold to midstream natural gas processors in the Eagle Ford area.

Competition

The oil and gas industry is a highly competitive environment and Magnolia competes with both major integrated and other independent oil and gas companies in all aspects of the Company’s business to explore, develop, and operate its properties and market its production. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of Magnolia’s competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the proximity and capacity of natural gas pipelines and other transportation facilities, and overall economic conditions. Magnolia also faces indirect competition from alternative energy sources, including wind, solar, and electric power. Magnolia’s ability to acquire additional prospects and to find and develop reserves in the future will depend on the Company’s ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by taking actions such as imposing social distancing guidelines, travel restrictions, and stay-at-home orders. As a result of the pandemic and the corresponding preventative measures, there has been a significant decrease in activity in the global economy and the demand for oil and natural gas. The implications of the decrease in global demand for oil, which, if coupled with the general oversupply, may have further negative effects on the Company’s business, such as production curtailment and reductions to its operating plans as a result of decreased prices and reduced storage capacity similar to the first half of 2020. Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impact on the industry and Magnolia’s business cannot be reasonably predicted at this time.

As a producer of oil and natural gas, Magnolia is recognized as an essential business and has continued to operate while taking steps to protect the health and safety of its workers. Magnolia has implemented protocols to reduce the risk of an outbreak within its operations, and these protocols have not reduced production or efficiency in a significant manner. At the beginning of the pandemic, the Company implemented remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements. As a result, the Company relied on such persons having sufficient access to its information technology systems, including through telecommunication hardware, software, and networks. Magnolia's board of directors continues to monitor the unfolding COVID-19 pandemic very closely, including the effect on internal controls over financial reporting and information technology security. Magnolia has been able to maintain a consistent level of effectiveness through these arrangements, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting. On October 1, 2020, the substantial majority of Magnolia’s employees returned to the office.

Air and Climate Change

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Environmental Protection Agency (the “EPA”) determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and welfare in December 2009, the EPA adopted regulations in 2011 to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. The Biden Administration has also issued several executive orders that have, among others, recommitted the United States to the Paris Agreement, called for a government-wide approach to addressing climate change, and called for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. Additional climate-related regulations have been passed by several states, and additional laws may be implemented at the federal, state, or local levels. Please see “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is regularly used by operators of Magnolia’s assets. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority over certain aspects of the process, including air emissions, fracturing fluid constituents, and wastewater disposal, among others.

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

Water

The federal Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) issued new rules defining the scope of the EPA’s and the Corps’ jurisdiction under the CWA with respect to certain types of waterbodies and classifying these waterbodies as regulated wetlands (the

“WOTUS” rule). However, following the change in presidential administrations, there have been several attempts to modify this rule. For example, on January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of “waters of the United States” relative to the prior 2015 rulemaking. Legal challenges to the definition of WOTUS are ongoing, and the Biden Administration may propose a new interpretation of WOTUS. To the extent any final rule expands the scope of the CWA’s jurisdiction, Magnolia could face increased permitting costs and project delays.

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

The Resources Conservation and Recovery Act (the “RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment, and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the development or production of crude oil, natural gas, or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. It is, however, possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. A loss of the RCRA exclusion for drilling fluids, produced waters, and related wastes could result in an increase in the costs to manage and dispose of generated wastes.

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

Human Capital Disclosures

Magnolia’s Human Capital Philosophy

At Magnolia, employees drive the Company’s strategy and success. The experience and expertise of Magnolia’s employees is critical to the Company’s ability to create value for Magnolia’s investors by growing the Company’s asset platform, generating free cash flow, maintaining financial flexibility, and ensuring thoughtful capital allocation. With that in mind, Magnolia seeks to attract, develop, and retain highly qualified individuals who are committed to helping Magnolia become an investment of choice with a broad shareholder base, an employer of choice with a winning culture, and an operator of choice with best-in-class assets. The discussion below highlights the Company’s efforts to effectively manage human capital at Magnolia.

Growing the Magnolia Team

On December 31, 2020, Magnolia had 136 employees with 63 of those employees located in the Company’s field offices in Giddings and Gillett, Texas and 73 located at Magnolia’s corporate headquarters in Houston, Texas. A key factor driving the Company’s human capital strategy in 2020 was the decision to terminate the Services Agreement. On August 1, 2020, the Company provided written notice of its intent to terminate the Services Agreement. Pursuant to the Services Agreement, EVOC will continue to provide services during the transition, which Magnolia expects to complete on or before August 1, 2021.

EVOC had historically provided Magnolia with administrative, back office, and day-to-day field-level services, under Magnolia’s direction. As a result of the contract termination, Magnolia assumed responsibility for operation of its Karnes County and Giddings Assets, which involved recruiting, interviewing, hiring, and onboarding 63 new field employees. In addition, Magnolia recruited and hired qualified candidates for positions in the Company’s Houston office, beginning with key leader roles in the Operations and Accounting groups as well as other support functions. Magnolia continues to recruit for and hire qualified individuals to fill positions in functions formerly provided by EVOC.

To ensure the successful integration of new hires into the existing Magnolia teams, the Company developed and launched a set of foundational elements in support of Magnolia’s culture. These elements included a company purpose and mission statement, four core values, and a vision statement. New employees are introduced to these elements of Magnolia’s culture during new hire orientation to ensure they are aligned on the underlying values that drive the Company’s business decisions and long-term vision as an employee group. As Magnolia continues to mature as an organization, the Company plans to continue to provide its team with opportunities for professional development to enhance the skills and competencies that are critical to delivering on Magnolia’s business strategy.

Valuing Diversity

Magnolia’s team is made up of individuals from a variety of different backgrounds and career paths. Magnolia values and uses its diverse expertise, experiences, and ideas and recognizes that the Company’s success depends on it. One of Magnolia’s key human capital priorities is to hire the most qualified individuals while promoting the Company’s workforce diversity. As of December 31, 2020, 24% of Magnolia’s total employee population were female and 32% identified as a minority group, as defined by the U.S. Equal Employment Opportunity Commission. At the Company’s headquarters location in Houston, Texas, 38% of Magnolia’s employees were female and 36% identified as a minority group. At Magnolia’s Giddings and Gillett, Texas locations, combined, 8% of Magnolia’s employees were female and 27% identified as a minority group.

Ensuring the Health and Safety of the Magnolia Team

At Magnolia, safety is a core value, and the Company is committed to taking proactive measures to protect everyone on all worksites. In support of that commitment, Magnolia tracks safety performance across its operations through regularly updated safety scorecards and other measures. In addition to common lagging indicators, such as employee and contractor recordable incidents, Magnolia also tracks leading indicators such as safety observations and near-miss reports.

Like many other companies, Magnolia has responded to the COVID-19 pandemic with enhanced safety processes and protocols. The primary goals in the Company’s COVID-19 response are to ensure Magnolia employees are safe, sustain essential services, and strive to operate as efficiently and effectively as possible. As the pandemic developed and began to impact communities where Magnolia employees live and work, the Company:

•Initiated regular communications with its employees to explain the pandemic’s impact on the Company’s operations, Magnolia’s response, and the measures the Company is taking to ensure health and safety;
•Formed a cross-functional COVID-19 Response Team to monitor external and internal data and implement appropriate protocols and work processes to promote the safety of the Magnolia team;

•Equipped employees with computer equipment and accessories to allow them to work from home, as needed;
•Developed a COVID-19 Response Playbook to outline actions Magnolia is taking and expectations of the team in response to the pandemic;
•Brought employees back to into Magnolia’s office locations on an alternating schedule for several months as the Company continued to monitor local and statewide reopening activities;
•Enhanced cleaning protocols and implemented a self-screening process for employees at all Company locations;
•Established social distancing protocols at all Company locations;
•Provided each employee with personal protective equipment when they returned to the office, including masks, gloves, hand sanitizer, and cleaning supplies;
•Modified workspaces as needed with plexiglass dividers for employee use;
•Implemented procedures to address actual and suspected COVID-19 cases and potential exposure; and
•Required employees to wear masks at all Company locations.

Remaining Focused

Magnolia encourages its employees to think and act as owners and to engage, energize, and inspire each other to deliver top performance. The Company plans to remain focused on providing its employees with opportunities to build a winning company that safeguards workers and the environment, enhances careers, strengthens local communities, and increases value for all stakeholders.

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

Risks Related to the Ongoing COVID-19 Pandemic

COVID-19 and other pandemic outbreaks could negatively impact Magnolia’s business and results of operations.

The Company may face additional risks related to the ongoing outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization. International, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in response to this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally, and could potentially impact the Company’s customers, distribution partners, and third parties. In addition, many of the Company’s non-operational employees worked remotely, which increased the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud, and other disruptions. Any resulting impacts from the outbreak cannot be reasonably estimated at this time, and may materially affect the business and the Company’s financial condition and results of operations. The extent and duration of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. On October 1, 2020, the substantial majority of Magnolia’s employees returned to the office.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, natural gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. If there is a resurgence of the outbreak across the United States and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders due to the COVID-19 pandemic and such resurgence reduces demand for oil and natural gas, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

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

Risks Related to Magnolia’s Overall Business Operations

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

The prices Magnolia receives for its oil, natural gas, and NGL production will heavily influence its revenue, profitability, access to capital, future rate of growth, and the carrying value of its properties. Oil, natural gas, and NGLs are commodities, and their prices may fluctuate widely in response to market uncertainty and to relatively minor changes in the supply of and demand for oil, natural gas, and NGLs. Historically, oil, natural gas, and NGL prices have been volatile. The prices Magnolia receives for its production and the levels of Magnolia’s production, depend on numerous factors beyond Magnolia’s control, which include the following:

•the length, scope, and severity of the ongoing COVID-19 pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity;
•U.S. federal, state, local, and non-U.S. governmental regulation and taxes;
•worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas, and NGLs;
•the price and quantity of foreign imports of oil, natural gas, and NGLs;
•political and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America, and Russia;
•actions of the Organization of the Petroleum Exporting Countries, its members, and other state-controlled oil companies relating to oil price and production controls;
•the level of global exploration, development, and production;
•the level of global inventories;
•prevailing prices on local price indexes in the areas in which Magnolia operates;
•the proximity, capacity, cost, and availability of gathering and transportation facilities;
•localized and global supply, demand fundamentals, and transportation availability; the cost of exploring for, developing, producing, and transporting reserves;
•weather conditions and natural disasters;
•technological advances affecting energy consumption;
•the price and availability of alternative fuels;
•expectations about future commodity prices; and
•events that impact global market demand.

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

Magnolia’s operations involve utilizing some of the latest drilling and completion (“D&C”) techniques. The difficulties Magnolia faces drilling horizontal wells include landing its wellbore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running its casing the entire length of the wellbore, and being able to run tools and other equipment consistently through the horizontal wellbore.

The difficulties that Magnolia faces while completing its wells include the ability to fracture stimulate the planned number of stages, the ability to run tools the entire length of the wellbore during completion operations, and the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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

Further, many factors may curtail, delay, or cancel scheduled drilling projects, including:

•delays imposed by, or resulting from, permitting activities, compliance with regulatory requirements, including limitations on wastewater disposal, emission of greenhouse gases (“GHGs”), and hydraulic fracturing;
•pressure or irregularities in geological formations;
•sustained periods of low oil and natural gas prices;
•shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;
•equipment failures, accidents, or other unexpected operational events;
•lack of available gathering facilities or delays in construction of gathering facilities;
•lack of available capacity on interconnecting transmission pipelines;
•adverse weather conditions;
•issues related to compliance with environmental regulations;
•environmental or safety hazards, such as oil and natural gas leaks, oil spills, pipeline and tank ruptures, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases, or other pollutants into the surface and subsurface environment;
•limited availability of financing on acceptable terms;
•title issues;
•other market limitations in Magnolia’s industry; and
•the length, scope, and severity of the ongoing COVID-19 pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, supply and demand considerations, and storage capacity.

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

The standardized measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. The standardized measure requires historical 12-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, and it also may not reflect the actual costs that will be required to produce or develop the oil and natural gas properties. In addition, the sellers in the Business Combination were generally not subject to U.S. federal, state, or local income taxes other than certain state franchise taxes. Magnolia is subject to U.S. federal, state, and local income taxes. As a result, estimates included in this Annual Report on Form 10-K of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of estimated reserves included in this Annual Report on Form 10-K should not be construed as accurate estimates of the current fair value of such proved reserves.

Properties Magnolia has acquired or will acquire may not produce as projected, and Magnolia may be unable to determine reserve potential, identify liabilities associated with such properties, or obtain protection from sellers against such liabilities.

Acquiring oil and natural gas properties requires Magnolia to assess reservoir and infrastructure characteristics, including recoverable reserves, future oil and natural gas prices and their applicable differentials, development and operating costs, and potential liabilities, including environmental liabilities. In connection with these assessments, Magnolia performs a review of the subject properties that it believes to be generally consistent with industry practices. Such assessments are inexact and inherently uncertain. For these reasons, the properties Magnolia has acquired or will acquire may not produce as expected. In connection with the assessments, Magnolia performs a review of the subject properties, but such a review may not reveal all existing or potential problems. In the course of due diligence, Magnolia may not review every well, pipeline, or associated facility. Magnolia cannot necessarily observe structural and environmental problems, such as groundwater contamination, when a review is performed. Magnolia may be unable to obtain or successfully enforce contractual indemnities from the seller for liabilities created prior to Magnolia’s purchase of the property. Magnolia may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations. Additionally, the success of future acquisitions will depend on Magnolia’s ability to integrate effectively the then-acquired business into its then-existing operations. The process of integrating acquired assets may involve unforeseen difficulties and may require a disproportionate amount of managerial and financial resources. Magnolia’s failure to achieve consolidation savings, to incorporate the additionally acquired assets into its then-existing operations successfully, or to minimize any unforeseen operational difficulties, or the failure to acquire future assets at all, could have a material adverse effect on its financial condition and results of operations.

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

Substantially all of Magnolia’s producing properties are geographically concentrated in the Karnes County portion of the Eagle Ford Shale in South Texas and the Giddings area of the Austin Chalk. As a result, Magnolia may be disproportionately exposed to various factors, including, among others: (i) the impact of regional supply and demand factors, (ii) delays or interruptions of production from wells in such areas caused by governmental regulation, (iii) processing or transportation capacity constraints, (iv) market limitations, (v) availability of equipment and personnel, (vi) water shortages or other drought related conditions, or (vii) interruption of the processing or transportation of oil, natural gas, or NGLs. The concentration of Magnolia’s assets in a limited geographic area also increases its exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the regions such as natural disasters, seismic events, industrial accidents, or labor difficulties. Any one of these factors has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs, and prevent development of lease inventory before expirations. Any of the risks described above could have a material adverse effect on Magnolia’s business, financial condition, results of operations, and cash flow.

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

As of December 31, 2020, Magnolia’s assets contained 26.5 MMboe of proved undeveloped reserves consisting of 11.2 MMBbls of oil, 42.1 Bcf of natural gas, and 8.3 MMBbls of NGLs. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Magnolia’s ability to fund these expenditures is subject to a number of risks. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves. Delays in the development of reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of the proved undeveloped reserves and future net revenues estimated for such reserves, and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause Magnolia to have to reclassify proved undeveloped reserves as unproved reserves. Furthermore, there is no certainty that Magnolia will be able to convert proved undeveloped reserves to developed reserves, or that undeveloped reserves will be economically viable or technically feasible to produce.

Certain factors could require Magnolia to write-down the carrying values of its properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that Magnolia periodically review the carrying value of its properties for possible impairment. Based on prevailing commodity prices, specific market factors, circumstances at the time of prospective impairment reviews, the continuing evaluation of development plans, production data, economics, and other factors, Magnolia may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Further declines in commodity prices may adversely affect proved reserve values, which would likely result in a proved property impairment of Magnolia’s properties, which could have a material adverse effect on results of operations for the periods in which such charges are taken. During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statements of operations. Magnolia could experience additional material write-downs as a result of lower commodity prices or other factors, including low production results or high lease operating expenses, capital expenditures, or transportation fees.

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

Properties that Magnolia decides to drill that do not yield oil or natural gas in commercially viable quantities will adversely affect its results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable Magnolia to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. Magnolia cannot ensure that the analogies drawn from available data from other wells, more fully explored prospects or producing fields will be applicable to its drilling prospects. Further, Magnolia’s drilling operations may be curtailed, delayed, or canceled as a result of numerous factors, including unexpected drilling conditions, title issues, pressure or lost circulation in formations, equipment failures or accidents, adverse weather conditions, compliance with environmental and other governmental or contractual requirements, and increases in the cost of, and shortages or delays in the availability of, electricity, supplies, materials, drilling or workover rigs, equipment, and services.

Magnolia depends upon a small number of significant purchasers for the sale of most of its oil, natural gas, and NGL production. The loss of one or more of such purchasers could, among other factors, limit Magnolia’s access to suitable markets for the oil, natural gas, and NGLs it produces.

Magnolia normally sells its production to a relatively small number of customers, as is customary in the oil and natural gas business. In 2020, there were two purchasers who accounted for an aggregate 56.6% of the total revenue attributable to Magnolia’s assets. The loss of any significant purchaser could adversely affect Magnolia’s revenues in the short term. Magnolia expects to depend upon these or other significant purchasers for the sale of most of its oil and natural gas production. Magnolia cannot ensure that it will continue to have ready access to suitable markets for its future oil and natural gas production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, and oilfield services could adversely affect Magnolia’s ability to execute its development plans within its budget and on a timely basis.

The demand for drilling rigs, pipe, and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and gas industry, can fluctuate significantly, often in correlation with oil, natural gas, and NGL prices, causing periodic shortages of supplies and needed personnel. Magnolia’s operations are concentrated in areas in which oilfield activity levels have increased rapidly, and as a result, demand for such drilling rigs, equipment, and personnel, as well as access to transportation, processing, and refining facilities in these areas, have increased, as have the costs for those items. To the extent that commodity prices improve in the future, the demand for and prices of these goods and services are likely to increase, and Magnolia could encounter delays in securing, or an inability to secure, the personnel, equipment, power, services, resources, and facilities access necessary for it to resume or increase Magnolia’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, Magnolia may not be able to drill all of its acreage before its leases expire.

Competition in the oil and gas industry is intense, making it more difficult for Magnolia to acquire properties, market oil or natural gas, and secure trained personnel.

Magnolia’s ability to acquire additional prospects to complement or expand the Company’s current business and to find and develop reserves in the future will depend on its ability to evaluate and select suitable properties for acquisitions and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas, and securing trained personnel. However, there is no guarantee that Magnolia will be able to identify attractive acquisition opportunities. In the event it is able to identify attractive acquisition opportunities, Magnolia may not be able to complete the acquisition or do so on commercially acceptable terms. Competition for capital available for investment in the oil and gas industry, specifically for acquisitions, may also increase the cost of, or cause Magnolia to refrain from, completing acquisitions. Many other oil and gas companies possess and employ greater financial, technical, and personnel resources than Magnolia. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for, and purchase a greater number of properties and prospects than Magnolia’s financial or personnel resources permit. Magnolia may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel, and raising additional capital, which could have a material adverse effect on its business.

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

The oil and gas industry is characterized by rapid and significant technological advancement and the introduction of new products and services using new technologies. As others use or develop new technologies, Magnolia may be placed at a competitive disadvantage or may be forced by competitive pressures to implement those new technologies at substantial cost. In addition, other oil and gas companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and that may in the future allow them to implement new technologies before Magnolia can. Magnolia may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies it expects to use were to become obsolete, Magnolia’s business, financial condition, or results of operations could be materially and adversely affected.

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

Potential future legislation may generally affect the taxation of natural gas and oil exploration and development companies and may adversely affect Magnolia’s future cash flows and results of operations.

In past years, federal legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to natural gas and oil exploration and development companies. For example, the Biden Administration has set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations and (ii) the elimination of tax subsidies for fossil fuels. Congress could consider some or all of these proposals in connection with tax reform to be undertaken by the Biden Administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Magnolia’s future cash flows and results of operations.

Risks Related to Environmental and Political Conditions

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

Magnolia’s development activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of environmental hazards, such as uncontrollable releases of oil, natural gas, brine, well fluids, toxic gas, or other pollution into the environment, including groundwater, air, and shoreline contamination, or the presence of endangered or threatened species; abnormally pressured formations; mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse; fires, explosions, and ruptures of pipelines; personal injuries and death; natural disasters; and terrorist attacks targeting oil and natural gas related facilities and infrastructure.

Events that could adversely affect Magnolia’s ability to conduct operations or result in substantial loss as a result of claims include injury or loss of life, damage to and destruction of property, natural resources, and equipment, pollution and other environmental damage, regulatory investigations and penalties, and repair and remediation costs.

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

Magnolia’s operations are subject to a series of risks arising from climate change.

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. For example, following the determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and welfare, the EPA has adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, on January 20, 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities.

Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States signed the Paris Agreement, which includes nonbinding pledges to limit or reduce future emissions. Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction goals under the agreement. However, the impacts of these orders and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.

Concern over climate change has also resulted in political risks in the United States, including climate-related pledges by certain candidates now in public office. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, a suspension on the issuance of new authorizations for oil and gas activities on federal lands, and an increased emphasis on climate-related risk across governmental agencies and economic sectors. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.

Additionally, Magnolia’s access to capital may be impacted by climate-related policies. Financial institutions may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive industries. Separately, activists may also pursue other means of curtailing oil and natural gas operations, such as through litigation. The Company continually monitors the global climate change agenda initiatives, including stakeholder concerns, and responds accordingly based on its assessment of such initiatives on its business.

Separately, many scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce significant physical effects, such as increased frequency and severity of storms, droughts, and floods, among other climatic phenomena. If any of those effects were to occur in areas where Magnolia’s facilities are located, they could have an adverse effect on the Company’s assets and operations.

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays in the completion of oil and natural gas wells, and adversely affect Magnolia’s production.

The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. It is typically done at substantial depths in formations with low permeability. Magnolia routinely uses fracturing techniques in the U.S. and other regions to expand the available space for natural gas and oil to migrate toward the wellbore. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but certain federal agencies have asserted regulatory authority over certain aspects of the process, including air emissions, fracturing fluid constituents, and wastewater disposal, among others.

From time to time the U.S. Congress has considered proposals to regulate hydraulic fracturing under the U.S. Safe Drinking Water Act. While, to date, those proposals have not been enacted, such proposal may be considered again in the future. Several states have already enacted or are otherwise considering legislation to regulate hydraulic fracturing practices through more stringent permitting, fluid disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal via injection wells are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to seismic events. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing or are considering doing so. Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas in which the Company conducts business could result in increased compliance costs or additional operating restrictions in the U.S.

Risks Related to Financing and Liquidity

Magnolia may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy debt obligations, which may not be successful.

Magnolia’s ability to make scheduled payments on or to refinance its indebtedness obligations, including the RBL Facility and the 6.0% Senior Notes due 2026 (the “2026 Senior Notes”), depends on Magnolia’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions, industry cycles and certain financial, business and other factors affecting Magnolia’s operations, many of which are beyond Magnolia’s control. Magnolia may not be able to maintain a level of cash flow from operating activities sufficient to permit Magnolia to pay the principal, premium, if any, and interest on its indebtedness. Failure to make required payments on its indebtedness will result in an event of default under the agreement governing the applicable indebtedness, entitling the requisite lenders of such indebtedness to accelerate the payment of obligations thereunder and to exercise other remedies, including in respect of collateral (if any) securing such indebtedness. As of December 31, 2020, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility and $450.0 million of borrowing capacity of the RBL Facility.

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

The RBL Facility limits the amounts Magnolia can borrow up to a borrowing base amount, which the lenders determine, in good faith, in accordance with their respective usual and customary oil and natural gas lending criteria, based upon the loan value of the proved oil and natural gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders. As of December 31, 2020, the Company had $450.0 million of borrowing base capacity of the RBL Facility and no borrowings.

The RBL Facility requires periodic borrowing base redeterminations based on reserve reports. Additionally, the borrowing base is subject to unscheduled reductions due to certain issuances of new junior lien indebtedness, unsecured indebtedness or subordinated indebtedness, certain sales or acquisitions of borrowing base properties, or early monetizations or terminations of certain hedge or swap positions. An unscheduled redetermination may also be requested by the requisite lenders under the RBL Facility, once within a 12-month period, or by Magnolia, twice within a 12-month period. A reduced borrowing base could render Magnolia unable to access adequate funding under the RBL Facility. The RBL Facility also includes “anti-cash hoarding” provisions, which limit Magnolia Operating’s ability to maintain a consolidated cash balance in excess of $65 million any time there are borrowings outstanding. Additionally, if the aggregate amount outstanding under the RBL Facility exceeds the borrowing base at any time, Magnolia would be required to repay any indebtedness in excess of the borrowing base or to provide mortgages on additional borrowing base properties to eliminate such excess. As a result of a mandatory prepayment and/or reduced access to funds under the RBL Facility, Magnolia may be unable to implement its drilling and development plan, make acquisitions, or otherwise carry out business plans, which would have a material adverse effect on its financial condition and results of operations.

Magnolia’s development projects and acquisitions require substantial capital expenditures. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves.

The oil and gas industry is capital-intensive. Magnolia makes, and expects to continue to make, substantial capital expenditures related to development and acquisition projects. Magnolia has funded, and expects to continue to fund, its capital budget with cash generated by operations and potentially through borrowings under Magnolia’s secured reserve-based revolving credit facility (the “RBL Facility”). However, Magnolia’s financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing its ability to use cash flow from operations to fund working capital, capital expenditures, and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological, and competitive developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact Magnolia’s ability to grow production.

Magnolia’s cash flow from operations and access to capital is subject to a number of variables, including:

•the prices at which Magnolia’s production is sold;
•proved reserves;
•the amount of hydrocarbons Magnolia is able to produce from its wells;
•Magnolia’s ability to acquire, locate, and produce new reserves;
•the amount of Magnolia’s operating expenses;
•Magnolia’s ability to borrow under the RBL Facility;
•restrictions in the instruments governing Magnolia’s debt, and Magnolia’s ability to incur additional indebtedness; and
•Magnolia’s ability to access the capital markets.

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

Certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth, pension funds, university endowments, and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to reduce or stop financing oil and natural gas and related infrastructure projects.

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

Magnolia’s second amended and restated certificate of incorporation authorizes its board of directors to issue preferred stock without stockholder approval. If Magnolia’s board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire Magnolia. In addition, some provisions of Magnolia’s second amended and restated certificate of incorporation and its bylaws could make it more difficult for a third-party to acquire control of Magnolia, even if the change of control would be beneficial to its stockholders, including limitations on the removal of directors, limitations on the ability of Magnolia’s stockholders to call special meetings, providing that the board of directors is expressly authorized to adopt, or to alter or repeal Magnolia’s bylaws, and establishing advance notice and certain information requirements for nominations for election to its board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, certain change of control events may have the effect of accelerating any payments due under Magnolia’s RBL Facility, and could, in certain defined circumstances, require Magnolia to make an offer to repurchase its outstanding Senior Notes and/or result in the acceleration of payments required by the indenture governing its outstanding notes, which could be substantial and accordingly serve as a disincentive to a potential acquirer of the Company.

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

Magnolia is subject to taxes by U.S. federal, state, and local tax authorities. Magnolia’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including changes in the valuation of Magnolia’s deferred tax assets and liabilities, expected timing and amount of the release of any tax valuation allowances, tax effects of stock based compensation, or changes in tax laws, regulations, or interpretations thereof.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Magnolia’s Executive Officers and Directors

The following table sets forth, as of February 23, 2021, the names, ages, and positions held by Magnolia’s executive officers and directors:

Name	Age	Position
Stephen I. Chazen	74	Chairman, President and Chief Executive Officer
Christopher G. Stavros	57	Executive Vice President and Chief Financial Officer
Timothy D. Yang	49	Executive Vice President, General Counsel, and Corporate Secretary
Steve F. Millican	45	Senior Vice President, Operations
Arcilia C. Acosta	55	Director
Angela M. Busch	54	Director
Edward P. Djerejian	81	Director
James R. Larson	71	Director
Dan F. Smith	74	Director
John B. Walker	75	Director

Stephen “Steve” I. Chazen has served as Magnolia’s President and Chief Executive Officer since February 2017 and has served as Chairman of the Board since the completion of the Company’s initial public offering in May 2017. Prior to joining Magnolia, Mr. Chazen was Chief Executive Officer of Occidental Petroleum Corporation (“Occidental”), whose principal businesses consist of oil and gas, chemical and midstream, and marketing segments, a position he held from May 2011 until his retirement in April 2016. Mr. Chazen was a member of Occidental’s board of directors from 2010 to 2017 and was subsequently appointed Chairman of the Board of Occidental in March 2020.

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

James R. Larson has served as an independent director of CSI Compressco GP LLC and its predecessor CSI Compressco GP Inc., general partner of CSI Compressco L.P., a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage, and as Chairman of its Audit Committee since July 2011, and as a member of its Conflicts Committee from April 2012 until January 2021.

Dan F. Smith is a retired Chief Executive Officer of Lyondell Chemical Company, which operated in the chemicals, polymers and fuels business segments, and its wholly owned subsidiaries Millennium Chemicals Inc. and Equistar Chemicals, LP., a position he held from December 1996 until his retirement in December 2007. Mr. Smith is currently a director of Orion Engineered Carbons, S.A., Kraton Corp., and the general partner of Valerus Compression Services, L.P. (doing business as Axip Energy Services, L.P.).

John B. Walker became Executive Chairman of EnerVest, Ltd. effective December 1, 2020. He had previously served as its Chief Executive Officer since its formation in 1992. Mr. Walker served as Chairman of the Independent Petroleum Association of America from 2003 to 2005 and served on the board of Petrologistics LP from 2012 until 2014. Mr. Walker serves on the Board of Regents of the Texas Tech University System.

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

Holders

At February 19, 2021, there were 27 holders of record of Magnolia’s separately traded Class A Common Stock, and 5 holders of record of the Company’s Class B Common Stock, par value $0.0001 per share.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s share repurchase activities for the year ended December 31, 2020:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Common Shares that May Yet be Purchased Under the Program
January 1, 2020 - September 30, 2020	2,100,000	$6.17	2,100,000	6,900,000
October 1, 2020 - October 31, 2020	98,956	5.34	98,956	6,801,044
November 1, 2020 - November 30, 2020	925,000	5.82	925,000	5,876,044
December 1, 2020 - December 31, 2020	1,351,044	7.26	1,351,044	4,525,000
Total	4,475,000	$6.41	4,475,000	4,525,000
(1)In August 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. In February 2021, the Company’s board of directors increased the share repurchase authorization by an additional 10 million shares of Class A Common Stock.

(d) Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return for the Company’s Class A Common Stock to that of the Standard and Poor’s, (“S&P”), 500 Index and the S&P 500 Oil & Gas Exploration and Production Index for the Successor Periods. “Cumulative total return” means the change in share price of the Company’s Class A Common Stock during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s Class A Common Stock and in each of the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index on June 26, 2017, which is when the Class A Common Stock and warrants comprising the units offered in Magnolia’s initial public offering began separate trading.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MAGNOLIA OIL AND GAS, THE S&P 500 INDEX, AND THE S&P 500 OIL & GAS EXPLORATION AND PRODUCTION INDEX

160
140
120
100
80
60
40
20
Index Values ($)
Jun 2017
Dec 2017
Jun 2018
Dec 2018
Jun 2019
Dec 2019
Jun 2020
Dec 2020
Magnolia Oil & Gas Corporation
S&P 500 Index
S&P Oil & Gas Exploration & Production ETF

Note: The stock price performance of Magnolia’s Class A Common Stock is not necessarily indicative of future performance.

The above information under the caption “Comparative Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act except to the extent that Magnolia specifically requests that such information be treated as “soliciting material” or specifically incorporate such information by reference into such a filing.

Item 6. Selected Financial Data

On November 19, 2020 the SEC adopted amendments to Regulation S-K that eliminated the requirement for Selected Financial Data, among other things. The amendments became effective February 10, 2021, and although Magnolia is not required to comply until 210 days after publication, the Company chose to early adopt these amendments and has incorporated these changes in the Company’s Annual Report on this Form 10-K for the year ended December 31, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated and combined financial statements and the related notes thereto.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

COVID-19 Pandemic and Market Conditions Update

In March 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions, and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and natural gas. The implications of the decrease in global demand for oil, which, if coupled with the general oversupply, may have further negative effects on the Company’s business, such as production curtailment and reductions to its operating plans as a result of decreased prices and reduced storage capacity, similar to the first half of 2020. Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impact on the industry and Magnolia’s business cannot be reasonably predicted at this time.

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

Magnolia has taken steps and continues to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on its operations, financial condition, and people. Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. In the fourth quarter of 2020, Magnolia operated one rig in the Giddings area. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program, as its operated drilling rig is on a short-term contract and the Company has no long-term service obligations. Moreover, Magnolia does not have any contractual drilling obligations and nearly all of the Company’s acreage is held by production. In response to the COVID-19 pandemic and industry downturn, Magnolia has initiated a corporate-wide cost reduction program to help decrease costs throughout every aspect of the Company. The Company has made reductions in general and administrative expense by reducing corporate salaries, renegotiating the fee under the Services Agreement, and working with many of its other vendors and suppliers to reduce the cost of their services. Magnolia believes these measures, taken together with its significant liquidity and lack of near term debt maturities, will provide additional flexibility in navigating the current volatile environment; however, given the tremendous uncertainty and turmoil, there is no certainty that the measures Magnolia takes will be sufficient.

As a producer of oil and natural gas, Magnolia is recognized as an essential business and has continued to operate while taking steps to protect the health and safety of its workers. Magnolia and its contractors have implemented protocols to reduce the risk of an outbreak within its operations, and these protocols have not reduced production or efficiency in a significant manner. At the beginning of the pandemic, the Company implemented remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements. As a result, the Company relied on such persons having sufficient access to its information technology systems, including through telecommunication hardware, software, and networks. Magnolia's board of directors continues to monitor the unfolding COVID-19 pandemic very closely, including the effect on internal controls over financial reporting and information technology security. Magnolia has been able to maintain a consistent level of effectiveness through these arrangements, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting. On October 1, 2020, the substantial majority of Magnolia’s employees returned to the office.

Business Overview

As of December 31, 2020, Magnolia’s assets in South Texas included 42,972 gross (23,513 net) acres in the Karnes area and 634,861 gross (436,885 net) acres in the Giddings area. As of December 31, 2020, Magnolia held an interest in approximately 1,796 gross (1,160 net) wells, with total production of 61.8 thousand barrels of oil equivalent per day (“Mboe/d”) for the year ended December 31, 2020. In the fourth quarter of 2020, Magnolia operated one rig in the Giddings area.

Magnolia recognized a net loss attributable to Class A Common Stock of $1.2 billion, or $7.27 diluted common share, for the year ended December 31, 2020. Magnolia also recognized a net loss of $1.9 billion, which includes noncontrolling interest of $0.7 billion for the year ended December 31, 2020. As a result of the sharp decline in commodity prices during the year ended December 31, 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statements of operations for the year ended December 31, 2020.

In July 2019, the Company exchanged all of its warrants for an aggregate of 9.2 million shares of Class A Common Stock. For more information, see Note 13 - Stockholders’ Equity in the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares, and, in February 2021, the Company’s board of directors increased the share repurchase authorization by an additional 10 million shares. The program does not require purchases to be made within a particular timeframe. During the year ended December 31, 2020, the Company repurchased 4.5 million shares at a weighted average price of $6.41, for a total cost of approximately $28.7 million.

On December 18, 2019, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled 6.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $69.1 million of cash consideration (the “Class B Common Stock Repurchase”).

On August 1, 2020, the Company provided written notice to EVOC of its intent to terminate the Services Agreement. Pursuant to the Services Agreement, EVOC will continue to provide services during the transition, which Magnolia expects to complete on or before August 1, 2021.

In the third quarter of 2020, the Company entered into costless collars for a portion of its expected natural gas production volumes to reduce the Company’s exposure to natural gas price volatility. The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company's derivative instruments are recorded immediately to earnings as “Gain (loss) on derivative instruments, net” on the Company’s consolidated statements of operations. For the year ended December 31, 2020, the Company recognized a gain of $0.6 million related to its derivative instruments.
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

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

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

	Years Ended
(In thousands, except per unit data)	December 31, 2020	December 31, 2019
Production:
Oil (MBbls)	11,610	12,867
Natural gas (MMcf)	39,429	41,272
NGLs (MBbls)	4,449	4,643
Total (Mboe)	22,631	24,389

Average daily production:
Oil (Bbls/d)	31,722	35,252
Natural gas (Mcf/d)	107,728	113,074
NGLs (Bbls/d)	12,156	12,721
Total (boe/d)	61,833	66,819

Revenues:
Oil revenues	$417,891	$771,981
Natural gas revenues	67,248	93,745
Natural gas liquids revenues	49,367	70,416
Total revenues	$534,506	$936,142

Average Price:
Oil (per barrel)	$35.99	$60.00
Natural gas (per Mcf)	1.71	2.27
NGLs (per barrel)	11.10	15.17

Oil revenues were 78% and 82% of the Company’s total revenues for the years ended December 31, 2020 and 2019, respectively. Oil production was 51% and 53% of total production volume for the years ended December 31, 2020 and 2019, respectively. Oil revenues for the year ended December 31, 2020 were $354.1 million lower than the year ended December 31, 2019. A 40% decrease in average prices reduced revenues for the year ended December 31, 2020 by $308.9 million compared to the same period in the prior year, while a 10% decrease in oil production reduced revenue $45.2 million.

Natural gas revenues were 13% and 10% of the Company’s total revenues for the years ended December 31, 2020 and 2019, respectively. Natural gas production was 29% and 28% of total production volume for the years ended December 31, 2020 and 2019, respectively. Natural gas revenues for the year ended December 31, 2020 were $26.5 million lower than the year ended December 31,

2019. A 25% decrease in average prices reduced revenues for the year ended December 31, 2020 by $23.4 million compared to the same period in the prior year, while a 4% decrease in natural gas production reduced revenue $3.1 million

NGL revenues were 9% and 8% of the Company’s total revenues for the years ended December 31, 2020 and 2019, respectively. NGL production was 20% and 19% of total production volume for the years ended December 31, 2020 and 2019, respectively. NGL revenues for the year ended December 31, 2020 were $21.0 million lower than the year ended December 31, 2019. A 27% decrease in average prices reduced revenues for the year ended December 31, 2020 by $18.9 million compared to the same period in the prior year, while a 4% decrease in NGL production reduced revenue $2.1 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Years Ended
(In thousands, except per unit data)	December 31, 2020	December 31, 2019
Operating Expenses:
Lease operating expenses	$79,192	$93,788
Gathering, transportation, and processing	28,645	34,924
Taxes other than income	31,250	53,728
Exploration expenses	567,333	12,741
Impairment of oil and natural gas properties	1,381,258	—
Asset retirement obligations accretion	5,718	5,512
Depreciation, depletion and amortization	283,353	523,572
Amortization of intangible assets	14,505	14,505
General and administrative expenses	68,918	69,432
Transaction related costs	—	438
Total operating costs and expenses	$2,460,172	$808,640

Other Income (Expense):
Income from equity method investee	$2,113	$857
Interest expense, net	(28,698)	(28,356)
Gain on derivatives, net	565	—
Other income (expense), net	3,363	(238)
Total other expense	$(22,657)	$(27,737)

Average Operating Costs per boe:
Lease operating expenses	$3.50	$3.85
Gathering, transportation, and processing	1.27	1.43
Taxes other than income	1.38	2.20
Exploration costs	25.07	0.52
Impairment of oil and natural gas properties	61.03	—
Asset retirement obligation accretion	0.25	0.23
Depreciation, depletion and amortization	12.52	21.47
Amortization of intangible assets	0.64	0.59
General and administrative expenses	3.05	2.85
Transaction related costs	—	0.02

Lease operating expenses are the costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the year ended December 31, 2020 were $14.6 million, or $0.35 per boe, lower than the year ended December 31, 2019 primarily due to the reduction of operating expenses associated with bringing fewer new wells online.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. Cost levels of these expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the year ended December 31, 2020 were $6.3 million, or $0.16 per boe, lower than the year ended December 31, 2019 primarily due to lower natural gas production and prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the year ended December 31, 2020 were $22.5 million, or $0.82 per boe, lower than the year ended December 31, 2019 primarily due to a decrease in revenues following a decline in commodity prices.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry wells, costs of expired or abandoned leases, and delay rentals. The exploration costs for the year ended December 31, 2020 were $554.6 million, or $24.55 per boe, higher than the year ended December 31, 2019 as a result of an impairment related to Magnolia’s unproved oil and natural gas properties due to the sharp decline in commodity prices primarily driven by the COVID-19 pandemic and oversupply by producers relating to oil price and production controls. For more information, please see Note 5—Fair Value Measurements in the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

For the year ended December 31, 2020, Magnolia recognized $1.4 billion of impairment included in “Impairment of oil and natural gas properties” in the consolidated statements of operations related to its proved oil and natural gas properties. The impairment was driven by the sharp decline in commodity prices. For more information, please see Note 5—Fair Value Measurements in the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation, depletion and amortization (“DD&A”) during the year ended December 31, 2020 was $240.2 million, or $8.95 per boe, lower than the year ended December 31, 2019 primarily as a result of lower asset property balances associated with proved property impairments recorded in the first quarter of 2020.

General and administrative (“G&A”) expenses during the year ended December 31, 2020 were $0.5 million lower than the year ended December 31, 2019 primarily driven by a decrease in professional service fees and a reduction in the fee under the Services Agreement as a result of corporate-wide cost cutting initiatives offset by costs associated with the termination of the Services Agreement.

Gain (loss) on derivatives, net was a $0.6 million gain related to the Company’s natural gas costless collar entered into during the third quarter of 2020. There was no derivative activity in the corresponding 2019 period.

Other income (expense), net during the year ended December 31, 2020 was $3.4 million of income compared to $0.2 million of expense during the year ended December 31, 2019. The income in 2020 was a primarily due to a $5.1 million gain on sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream, LLC, partially offset by a $1.4 million inventory write-down.

Liquidity and Capital Resources

Magnolia’s primary sources of liquidity and capital have been from cash flows from operations. The Company’s primary uses of cash have been for acquisitions of oil and natural gas properties and related assets, development of the Company’s oil and natural gas properties, share repurchases, and general working capital needs.

The Company may also utilize borrowings under other various financing sources available to Magnolia, including its RBL Facility and the issuance of equity or debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and the Company’s financial condition.

Material cash commitments include $24.0 million in interest payments paid each year through 2026. The Company anticipates its current cash balance, cash flows from operations, and its available sources of liquidity to be sufficient to meet the Company’s cash requirements. However, as the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, the Company will continue to assess its liquidity needs. In the event of a sustained market deterioration, Magnolia may need additional liquidity, which would require the Company to evaluate available alternatives and take appropriate actions.

As of December 31, 2020, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of December 31, 2020, the Company has $642.6 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, which was reaffirmed on October 15, 2020, and $192.6 million of cash and cash equivalents. As of December 31, 2020, the Company’s Adjusted Consolidated Net Tangible Asset, as calculated in accordance with the Company’s Indenture relating to its 2026 Senior Notes, was approximately $1.5 billion.

On August 1, 2020, the Company provided written notice to EVOC of its intent to terminate the Services Agreement. Pursuant to the Services Agreement, EVOC will continue to provide services during the transition, which Magnolia expects to complete on or before August 1, 2021. The Company is still evaluating the impact to G&A associated with the termination of the Services Agreement.

Cash and Cash Equivalents

At December 31, 2020, Magnolia had $192.6 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Years Ended
(In thousands)	December 31, 2020	December 31, 2019
Sources of cash and cash equivalents
Net cash provided by operating activities	$310,121	$647,619
Proceeds from sale of equity method investment	27,074	—
Other	—	11,551
	$337,195	$659,170
Uses of cash and cash equivalents:
Acquisitions, other	$(73,702)	$(93,221)
Additions to oil and natural gas properties	(197,858)	(425,124)
Changes in working capital associated with additions to oil and natural gas properties	(24,354)	(9,911)
Class A Common Stock repurchase	(28,681)	(10,277)
Class B Common Stock repurchase	—	(69,093)
Other	(2,672)	(4,669)
	(327,267)	(612,295)
Increase in cash and cash equivalents	$9,928	$46,875

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

Net cash provided by operating activities totaled $310.1 million and $647.6 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, cash provided by operating activities was negatively impacted by the sharp decline of oil and natural gas prices partially offset by a decrease in expenses associated with bringing fewer new wells online.

Uses of Cash and Cash Equivalents

Acquisitions

During the year ended December 31, 2020, the Company completed various leasehold and property acquisitions, primarily comprised of a $69.7 million acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas. During the year ended December 31, 2019 the Company incurred $93.2 million of acquisition costs, comprised of the acquisition of a 72% working interest in the Eocene-Tuscaloosa Zone, Ultra Deep Structure natural gas well located in St. Martin Parish, Louisiana and other acquisitions of additional oil and natural gas assets in Karnes County.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the years ended December 31, 2020 and 2019.

	Years Ended
(In thousands)	December 31, 2020	December 31, 2019
Drilling and completion	$194,891	$416,353
Leasehold acquisition costs	2,966	10,003
Total capital expenditures	$197,857	$426,356

As of December 31, 2020, Magnolia was running a one-rig program for the Giddings Assets. The activity during the year ended December 31, 2020 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

Repurchase of Class A Common Stock

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10.0 million shares, and, in February 2021, the Company’s board of directors increased the share repurchase authorization by an additional 10 million shares. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the years ended December 31, 2020 and 2019, the Company repurchased 4.5 million and 1.0 million shares, for a total cost of approximately $28.7 million and $10.3 million, respectively.

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

Reserves Estimates

Proved oil and natural gas reserves are those quantities of oil, natural gas, and natural gas liquids which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain, that it will commence within a reasonable time. Estimated proved developed oil and natural gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those that are directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2020, that are included in this Annual Report, are planned to be developed within one year.

Despite the inherent imprecision in these engineering estimates, Magnolia’s reserves are used throughout the Company’s financial statements. For example, since Magnolia uses the unit-of-production method to amortize its oil and natural gas properties, the quantity of reserves could significantly impact Magnolia’s DD&A expense. A material adverse change in the estimated volumes of reserves could result in property impairments. Finally, these reserves are the basis for Magnolia’s supplemental oil and natural gas disclosures.

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

Long-lived Asset Impairments

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication that the carrying amount of an asset may not be recovered, the asset is assessed by management through an established process in which changes to significant assumptions such as prices, volumes, and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is assessed by management using the income approach.

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

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statements of operations. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach calculated using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments. Negative revisions of estimated reserves quantities, increases in future cost estimates, or sustained decreases in oil or natural gas prices could lead to a reduction in expected future cash flows and possibly an additional impairment of long-lived assets in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement. At December 31, 2020, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Prices for oil, natural gas, and NGLs have historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the year ended December 31, 2020 would have increased (decreased) the Company’s revenues by approximately $11.6 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2020 would have increased (decreased) Magnolia’s revenues by approximately $3.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magnolia Oil & Gas Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2020 and for the period from July 31, 2018 to December 31, 2018 (Successor Period), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020 and for the period from July 31, 2018 to December 31, 2018 (Successor Period), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties

As discussed in Note 2 to the consolidated financial statements, the Company depreciates, depletes, and amortizes its proved oil and natural gas properties using the unit-of-production method. For the year ended December 31, 2020, the Company recorded depreciation, depletion and amortization expense of $283 million. The estimation of proved oil and natural gas reserves requires the expertise of reservoir engineering specialists, who take into consideration future production, future operating and capital costs, and historical oil and natural gas prices inclusive of price differentials. The Company engages independent reservoir engineering specialists to estimate proved oil and natural gas reserves, which are an input to the calculation of depreciation, depletion, and amortization.

We identified the assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s estimate of proved oil and natural gas reserves. Specifically, auditor judgment was required to evaluate the assumptions used by the Company related to future production, future operating and capital costs, and historical oil and natural gas prices inclusive of price differentials.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depreciation, depletion, and amortization process, including controls over the estimation of proved oil and natural gas reserves. We evaluated (1) the professional qualifications of the independent reservoir engineering specialists engaged by the Company and the external engineering firm, (2) the knowledge, skills, and ability of the independent reservoir engineering specialists, and (3) the relationship of the independent reservoir engineering specialists and external engineering firm to the Company. We analyzed and assessed the determination of depreciation, depletion, and amortization expense for compliance with industry and regulatory standards. We assessed compliance of the methodology used by the Company’s independent reservoir engineering specialists to estimate proved oil and natural gas reserves with industry and regulatory standards. We read and considered the report of the Company’s independent reservoir engineering specialists in connection with our evaluation of the Company’s reserve estimates. We compared future production to historical production rates. We evaluated the future operating and capital costs by comparing them to historical costs. We compared the historical oil and natural gas prices to publicly available prices and tested the relevant price differentials.

Assessment of the fair value of proved and unproved oil and natural gas properties

As discussed in Note 5 to the consolidated financial statements, the Company determined that certain oil and natural gas properties were impaired and recorded impairments related to proved properties of $1.4 billion and related to unproved properties of $0.6 billion. The Company estimated the fair value of proved and unproved oil and natural gas properties using a discounted future cash flow model, which required the expertise of internal and independent reservoir engineering specialists. The Company applied judgment in estimating future commodity prices adjusted for price differentials, proved and risk adjusted probable and possible oil and natural gas reserves, future operating and capital costs, and discount rates. The carrying value of proved and unproved oil and natural gas properties as of December 31, 2020 was $2.1 billion.

We identified the assessment of the fair value of proved and unproved oil and natural gas properties as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s estimate of proved and risk adjusted probable and possible oil and natural gas reserves. Specifically, auditor judgement was required to evaluate the assumptions used by the Company related to future commodity prices adjusted for price differentials, future operating and capital costs, and discount rates. In addition, the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s assessment of the fair value of proved and risk adjusted probable and possible oil and natural gas reserves, including controls related to estimation of future commodity prices adjusted for price differentials, future operating and capital costs, and discount rates. We evaluated (1) the professional qualifications of the Company’s internal reservoir engineering specialists as well as the independent reservoir engineering specialists engaged by the Company and the external engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and independent reservoir engineering specialists, and (3) the relationship of the independent reservoir engineering specialists and external engineering firm to the Company. We assessed compliance of the methodology used by the Company’s internal and independent reservoir engineering specialists to estimate oil and natural gas reserves with industry and regulatory standards. We read and considered the report of the Company’s independent reservoir engineering specialists in connection with our evaluation of the Company’s reserve estimates. We compared future commodity prices to publicly available market information and tested the relevant price differentials. We compared future production to historical production rates. We evaluated the future operating and capital cost assumptions by comparing them to historical costs. In addition, we involved a valuation professional with specialized skills and knowledge who performed the following procedures: (1) assessed the reasonableness of the Company’s valuation methodology, (2) compared future commodity prices to publicly available market information, (3) evaluated the Company’s discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable entities, (4) compared the Company’s discount rates to the guideline discount rates in published industry surveys, (5) compared the reserve adjustment factors selected by the Company in its determination of risk adjusted probable and possible oil and natural gas reserves to the guideline reserve adjustment factor ranges by reserve class in published industry surveys, and (6) assessed the reasonableness of the Company’s estimated fair value of the proved and unproved oil and natural gas properties by comparing them to third-party market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
February 23, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Magnolia Oil & Gas Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and for the period from July 31, 2018 to December 31, 2018 (Successor Period), and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Magnolia Oil and Gas Corporation
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying combined statements of operations, changes in parents’ net investment, and cash flows of certain oil and natural gas properties (the “Karnes County Business” or “Predecessor”) previously owned by EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-C, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P. and EnerVest Energy Institutional Fund XIV-3A, L.P. (together the “Karnes County Contributors”, all of which are under the common management of EnerVest, Ltd., as general partner), which were contributed on July 31, 2018 as part of a contribution and merger agreement between the Karnes County Contributors and Magnolia Oil & Gas Corporation and Magnolia Oil & Gas Parent LLC (formerly TPG Pace Energy Holdings Corp. and TPG Pace Energy Parent LLC), for the period from January 1, 2018 to July 30, 2018, and the related notes to the combined financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Karnes County Business for the period from January 1, 2018 to July 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of management. Our responsibility is to express an opinion on the Karnes County Business’ financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Karnes County Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Karnes County Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Karnes County Business’ internal control over financial reporting. Accordingly, we express no such opinion.
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

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	Successor
	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$192,561	$182,633
Accounts receivable	81,559	105,775
Drilling advances	3,805	299
Other current assets	3,601	4,511
Total current assets	281,526	293,218
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,130,125	3,815,221
Other	4,412	3,087
Accumulated depreciation, depletion and amortization	(985,010)	(701,551)
Total property, plant and equipment, net	1,149,527	3,116,757
OTHER ASSETS
Deferred financing costs, net	6,042	8,390
Equity method investment	—	19,730
Intangible assets, net	9,346	23,851
Other long-term assets	6,979	4,460
Total other assets	22,367	56,431
TOTAL ASSETS	$1,453,420	$3,466,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$62,626	$79,428
Other current liabilities (Note 7)	66,323	95,780
Total current liabilities	128,949	175,208
LONG-TERM LIABILITIES
Long-term debt, net	391,115	389,835
Asset retirement obligations, net of current	88,232	93,524
Deferred taxes, net	—	77,834
Other long-term liabilities	5,702	1,476
Total long-term liabilities	485,049	562,669
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 168,755 shares issued and 163,280 shares outstanding in 2020 and 168,318 shares issued and 167,318 shares outstanding in 2019	17	17
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 85,790 shares issued and outstanding in 2020 and 2019	9	9
Additional paid-in capital	1,712,544	1,703,362
Treasury Stock, at cost, 5,475 shares and 1,000 shares in 2020 and 2019, respectively	(38,958)	(10,277)
Retained earnings (Accumulated deficit)	(1,125,450)	82,940
Noncontrolling interest	291,260	952,478
Total equity	839,422	2,728,529
TOTAL LIABILITIES AND EQUITY	$1,453,420	$3,466,406

The accompanying notes are an integral part to these consolidated and combined financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Operations
(In thousands, except per share data)

	Successor			Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
REVENUES
Oil revenues	$417,891	$771,981	$342,093	$399,124
Natural gas revenues	67,248	93,745	42,979	22,135
Natural gas liquids revenues	49,367	70,416	48,146	27,927
Total revenues	534,506	936,142	433,218	449,186
OPERATING EXPENSES
Lease operating expenses	79,192	93,788	30,753	23,513
Gathering, transportation, and processing	28,645	34,924	14,445	12,929
Taxes other than income	31,250	53,728	23,170	23,763
Exploration expense	567,333	12,741	11,882	492
Impairment of oil and natural gas properties	1,381,258	—	—	—
Asset retirement obligation accretion	5,718	5,512	1,668	104
Depreciation, depletion and amortization	283,353	523,572	177,890	137,871
Amortization of intangible assets	14,505	14,505	6,044	—
General and administrative expenses	68,918	69,432	28,801	12,710
Transaction related costs	—	438	24,607	—
Total operating costs and expenses	2,460,172	808,640	319,260	211,382

OPERATING INCOME (LOSS)	(1,925,666)	127,502	113,958	237,804
OTHER INCOME (EXPENSE)
Income from equity method investee	2,113	857	773	711
Interest expense, net	(28,698)	(28,356)	(12,454)	—
Gain (loss) on derivatives, net	565	—	—	(18,127)
Other income (expense), net	3,363	(238)	(8,374)	(50)
Total other expense, net	(22,657)	(27,737)	(20,055)	(17,466)

INCOME (LOSS) BEFORE INCOME TAXES	(1,948,323)	99,765	93,903	220,338
Income tax expense (benefit)	(79,340)	14,760	11,455	1,785
NET INCOME (LOSS)	(1,868,983)	85,005	82,448	$218,553
LESS: Net income (loss) attributable to noncontrolling interest	(660,593)	34,809	43,353
NET INCOME (LOSS) ATTRIBUTABLE TO MAGNOLIA	(1,208,390)	50,196	39,095
LESS: Non-cash deemed dividend related to warrant exchange	—	2,763	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$(1,208,390)	$47,433	$39,095
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$(7.27)	$0.29	$0.25
Diluted	$(7.27)	$0.28	$0.25
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	166,270	161,886	154,527
Diluted	166,270	167,047	158,232

The accompanying notes are an integral part of these consolidated and combined financial statements.

Magnolia Oil & Gas Corporation
Combined Statement of Changes in Parents’ Net Investment
(In thousands)

Predecessor
Balance – January 1, 2018	$1,597,838
Parents’ contribution, net	62,641
Net income	218,553
Balance – July 30, 2018	$1,879,032

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

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Successor
	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	—	$—	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense, net of forfeitures	—	—	—	—	11,089	—	—	—	11,089	—	11,089
Changes in ownership interest adjustment and in deferred tax liability	—	—	—	—	23,679	—	—	—	23,679	(32,659)	(8,980)
Common stock issued in connection with acquisition	3,055	—	—	—	33,693	—	—	—	33,693	—	33,693
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	—	—	(6,095)	(19,150)	(25,245)
Common stock issued in connection with warrants exchange	9,179	1	—	—	530	—	—	(2,763)	(2,232)	—	(2,232)
Common stock issued related to stock based compensation and other, net	248	—	—	—	(771)	—	—	—	(771)	—	(771)
Class A Common Stock repurchases	—	—	—	—	—	1,000	(10,277)	—	(10,277)	—	(10,277)
Class B Common Stock repurchase	—	—	(6,000)	—	—	—	—	—	—	(69,093)	(69,093)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	8,809	8,809
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)
Net income	—	—	—	—	—	—	—	50,196	50,196	34,809	85,005
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense, net of forfeitures	—	—	—	—	10,029	—	—	—	10,029	—	10,029
Changes in ownership interest adjustment	—	—	—	—	(55)	—	—	—	(55)	55	—
Common stock issued related to stock based compensation and other, net	436	—	—	—	(792)	—	—	—	(792)	—	(792)
Class A Common Stock repurchases	—	—	—	—	—	4,475	(28,681)	—	(28,681)	—	(28,681)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(680)	(680)
Net loss	—	—	—	—	—	—	—	(1,208,390)	(1,208,390)	(660,593)	(1,868,983)
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422

The accompanying notes are an integral part to these consolidated and combined financial statements.

Magnolia Oil & Gas Corporation
Consolidated and Combined Statements of Cash Flows (In thousands)

	Successor			Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$(1,868,983)	$85,005	$82,448	$218,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	283,353	523,572	177,890	137,871
Amortization of intangible assets	14,505	14,505	6,044	—
Exploration expense, non-cash	563,999	1,154	567	—
Impairment of oil and natural gas properties	1,381,258	—	—	—
Asset retirement obligation accretion	5,718	5,512	1,668	104
Amortization of deferred financing costs	3,628	3,541	1,461	—
Unrealized (gain) on derivatives, net	(277)	—	—	(9,490)
(Gain) on sale of equity method investment	(5,071)	—	—	—
Deferred taxes	(77,834)	14,261	12,128	324
Contingent consideration change in fair value	—	—	6,700	—
Stock based compensation	10,029	11,089	1,851	—
Other	(728)	(668)	(773)	(796)
Changes in operating assets and liabilities:
Accounts receivable	24,216	7,952	(50,610)	(61,405)
Accounts payable	(16,961)	(6,834)	25,041	(4,522)
Accrued liabilities	(2,457)	(19,181)	53,973	4,558
Drilling advances	(3,506)	11,960	(9,559)	—
Other assets and liabilities, net	(768)	(4,249)	(3,359)	(385)
Net cash provided by operating activities	310,121	647,619	305,470	284,812
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds withdrawn from Trust Account	—	—	656,078	—
Acquisition of EnerVest properties	—	4,250	(1,219,217)	—
Acquisitions, other	(73,702)	(93,221)	(146,532)	(150,139)
Proceeds from sale of equity method investment	27,074	—	—	—
Additions to oil and natural gas properties	(197,858)	(425,124)	(192,252)	(182,068)
Changes in working capital associated with additions to oil and natural gas properties	(24,354)	(9,911)	50,633	(15,246)
Payment of Contingent Consideration	—	—	(26,000)	—
Other investing	(1,148)	(242)	(350)	—
Net cash used in investing activities	(269,988)	(524,248)	(877,640)	(347,453)
CASH FLOW FROM FINANCING ACTIVITIES
Parents’ contribution, net	—	—	—	62,641
Contributions from noncontrolling interest owners	—	7,301	—	—
Distributions to noncontrolling interest owners	(680)	(1,424)	—	—
Issuance of common stock	—	—	355,000	—
Proceeds from issuance of long term debt	—	—	400,000	—
Repayments of deferred underwriting compensation	—	—	(22,750)	—
Cash paid for debt issuance costs	—	—	(23,336)	—
Class A Common Stock repurchase	(28,681)	(10,277)	—	—
Class B Common Stock repurchase	—	(69,093)	—	—
Other financing activities	(844)	(3,003)	(1,009)	—
Net cash provided by (used in) financing activities	(30,205)	(76,496)	707,905	62,641

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,928	46,875	135,735	—
Cash and cash equivalents – Beginning of period	182,633	135,758	23	—
Cash and cash equivalents – End of period	$192,561	$182,633	$135,758	$—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated and Combined Financial Statements

1. Description of Business and Basis of Presentation

Organization and Nature of Operations

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

On July 31, 2018, Magnolia consummated its initial business combination (the “Business Combination”) through its acquisition of certain oil and natural gas assets in the Karnes County portion of the Eagle Ford Shale in South Texas (the “Karnes County Assets” and, such business, the “Karnes County Business”), certain oil and natural gas assets in the Giddings area of the Austin Chalk (the “Giddings Assets”), and a 35.0% membership interest in Ironwood Eagle Ford Midstream, LLC (the “Ironwood Interests”), which owns an Eagle Ford gathering system, each with certain affiliates of EnerVest, Ltd. (“EnerVest”). As of December 31, 2020, Magnolia owned a 65.6% interest in Magnolia Oil & Gas Parent LLC (“Magnolia LLC”), which owns the assets acquired in the Business Combination.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company was the acquirer in the Business Combination and the Karnes County Business, the Giddings Assets, and the Ironwood Interests were the acquirees. The Karnes County Business including, as applicable, its ownership of the Ironwood Interests, was deemed the “Predecessor” for periods prior to the Business Combination, and does not include the consolidation of the Company and the Giddings Assets. Although EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-C, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P. and EnerVest Energy Institutional Fund XIV-3A, L.P. (collectively, the “Karnes County Contributors”) are not under common control, each were managed by the same managing general partner, EnerVest, and as such, the Predecessor financial statements have been presented on a combined basis for financial reporting purposes.

For the periods on or after the Business Combination, the Company, including the combination of the Karnes County Business, the Giddings Assets, and the Ironwood Interests, is the accounting successor (“Successor”). The financial statements and certain footnote presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the Business Combination, which includes the period from January 1, 2018 to July 30, 2018 (the “2018 Predecessor Period”); and the period after the Business Combination, which includes the period from July 31, 2018 to December 31, 2018 (the “2018 Successor Period”), the year ended December 31, 2019, and the year ended December 31, 2020. The Business Combination was accounted for using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed. As a result of the inclusion of the Giddings Assets, the new basis of accounting, and certain other items that affect comparability, the Company’s financial information prior to the Business Combination is not comparable to its financial information subsequent to the Business Combination.

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

The Karnes County Contributors utilized EnerVest’s centralized processes and systems for its treasury services and the Karnes County Business’ cash activity was commingled with other oil and natural gas assets that were not part of the Business Combination. As such, the net results of the cash transactions between the Karnes County Business and the Karnes County Contributors are reflected as Parents’ contributions in the accompanying combined statement of changes in parents’ net investment.

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

Corporate G&A - EnerVest, as managing general partner of the Karnes County Contributors, provided management, accounting, and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors’ investor commitments, which were used, in part, to acquire the Karnes County Business as well as other oil and natural gas properties that were not part of the Business Combination. As such, the management fee was allocated to the Karnes County Business using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors, for the 2018 Predecessor Period.

Derivatives - Certain Karnes County Contributors entered into financial instruments to manage the Karnes County Business’ exposure to changes in commodity prices for the Karnes County Business as well as other oil and natural gas properties that were not part of the Business Combination, on a combined basis. The commodity derivative activity was allocated to the Karnes County Business using a ratio of expected crude oil and condensate, NGLs, and natural gas volumes produced, on an equivalents basis, by the Karnes County Business to the Karnes County Contributors’ total expected crude oil and condensate, NGLs, and natural gas produced, on an equivalents basis, for the 2018 Predecessor Period.

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

Variable Interest Entities (Successor)

Magnolia LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Magnolia LLC as the Company is the sole managing member and has the power to direct the activities most significant to Magnolia LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2020, the Company had an approximate 65.6% economic interest in Magnolia LLC and 100% of Magnolia LLC’s assets, liabilities, and results of operations are consolidated in the Company’s consolidated financial statements contained herein. At December 31, 2020, the Karnes County Contributors had approximately 34.4% economic interest in Magnolia LLC; however, the Karnes County Contributors have disproportionately fewer voting rights, and are shown as noncontrolling interest holders of Magnolia LLC. See Note 13—Stockholders’ Equity for further discussion of the noncontrolling interest.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities, the assessment of asset retirement obligations, the estimate of proved oil and natural gas reserves and related present value estimates of future net cash flows, and the estimates of fair value for long-lived assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments that are readily convertible to cash. Cash and cash equivalents were approximately $192.6 million and $182.6 million at December 31, 2020 and 2019, respectively.

Accounts Receivable and Allowance for Expected Credit Losses (Successor)

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Magnolia adopted this standard on January 1, 2020. The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. The majority of these receivables have payment terms of 30 days or less. For receivables due from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. From an evaluation of the Company’s existing credit portfolio, historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of Magnolia’s business partners. As expected, there was no material impact on the Company’s consolidated financial statements or disclosures upon adoption of this ASU.

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Under this method of accounting, exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.

Unproved properties are assessed for impairment at least annually and are transferred to proved oil and natural gas properties to the extent the costs are associated with successful exploration activities. Unproved properties are assessed for impairment based on the Company’s current exploration plans. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and natural gas properties. Costs of maintaining and retaining unproved properties, as well as impairment of unsuccessful leases, are included in “Exploration expense” in the consolidated and combined statements of operations.

Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation, depletion and amortization of the cost of proved oil and natural gas properties is calculated using the unit-of-production method. The reserve base used to calculate depletion for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate the depreciation for capitalized costs for exploratory and development wells is the sum of proved developed reserves only. Estimated future abandonment costs, net of salvage values, are included in the depreciable cost.

Oil and natural gas properties are grouped for depreciation, depletion and amortization in accordance with the Accounting Standards Codification (“ASC”) ASC 932 “Extractive Activities—Oil and Gas” (“ASC 932”). The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

When circumstances indicate that proved oil and natural gas properties may be impaired, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in ASC 820, “Fair Value Measurements” (“ASC 820”). If applicable, the Company may utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. See Note 5—Fair Value Measurements for further discussion.

Asset Retirement Obligations

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

Intangible Assets (Successor)

Concurrent with the closing of the Business Combination, the Company and EnerVest entered into a non-compete agreement (the “Non-Compete”) pursuant to which EnerVest and certain of its affiliates are restricted from competing with the Company in certain counties comprising the Eagle Ford Shale. On the Closing Date, the Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the consolidated balance sheet of the Successor. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. Magnolia assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the consolidated statements of operations if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. For the year ended December 31, 2020, no impairment was recorded. For more discussion on the Non-Compete, refer to Note 6 - Intangible Assets.

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

Income Taxes (Predecessor)

The Karnes County Contributors, on behalf of the Predecessor, had elected under the Internal Revenue Code provisions to be treated as individual partnerships for tax purposes. Accordingly, items of income, expense, gains, and losses flowed through to the partners and were taxed at the partner level. Accordingly, no tax provision for federal income taxes was included in the financial statements. The Predecessor was subject to the Texas margin tax, which is considered a state income tax, and was included in “Income Tax Expense” on the combined statements of operations. The Predecessor recorded state income tax (current and deferred) based on taxable income, as defined under the rules for the margin tax.

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

The Predecessor recorded income tax, related interest, and penalties, if any, as a component of income tax expense. The Predecessor did not incur any interest or penalties on income for the period from January 1, 2018 to July 30, 2018. None of the Karnes County Contributors’ state tax returns are currently under examination by the relevant authorities.

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

The Predecessor elected not to designate its derivatives as hedging instruments. Changes in the fair value of derivatives were recorded immediately to earnings as “Gain (loss) on derivatives, net” in the combined statements of operations.

Derivatives (Successor)

Magnolia currently utilizes natural gas costless collars to reduce its exposure to price volatility for a portion of its natural gas production volumes. The Company’s policies do not permit the use of derivative instruments for speculative purposes. The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments are recorded immediately to earnings as “Gain (loss) on derivatives, net” on the Company’s consolidated statements of operations.

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

Revenue Recognition (Predecessor)

Oil, natural gas, and NGL revenues were recognized when production was sold to a purchaser at a fixed or determinable price, when delivery had occurred and title had transferred, and collectability of the revenue was reasonably assured. The Predecessor followed the sales method of accounting for revenues. Under this method of accounting, revenues were recognized based on volumes sold, which may have differed from the volumes entitled based on the Karnes County Business’ working interest. There were no material natural gas imbalances during the periods presented.

Revenue Recognition (Successor)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU and the associated subsequent amendments (collectively, “ASC 606”), superseded virtually all of the revenue recognition guidance in GAAP by requiring companies to recognize revenue using a five-step model. The core principle of the five-step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Magnolia adopted this standard on December 31, 2018 for the Successor Periods using a modified retrospective approach.

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

The Company’s oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to the NYMEX price or at purchaser posted prices for the producing area. For oil contracts, the Company generally records sales based on the net amount received.

For natural gas contracts, the Company generally records wet gas sales (which consists of natural gas and NGLs based on end products after processing) at the wellhead or inlet of the natural gas processing plant (i.e., the point of control transfer) as revenues net of gathering, transportation, and processing expenses if the processor is the customer and there is no redelivery of commodities to the Company at the tailgate of the plant. Conversely, the Company generally records residual natural gas and NGL sales at the tailgate of the plant (i.e., the point of control transfer) on a gross basis along with the associated gathering, transportation, and processing expenses if the processor is a service provider and there is redelivery of one or several commodities to the Company at the tailgate of the plant. The facts and circumstances of an arrangement are considered and judgment is often required in making this determination. For processing contracts that require noncash consideration in exchange for processing services, the Company recognizes revenue and an equal gathering, transportation, and processing expense for commodities transferred to the service provider.

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

The Company’s receivables consist mainly of receivables from oil and natural gas purchasers and from joint interest owners on properties the Company operates. Receivables from contracts with customers totaled $72.0 million and $100.4 million as of December 31, 2020 and 2019, respectively. Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company routinely assesses the collectability of all material trade and other receivables. The Company’s receivables consist mainly of receivables from oil and natural gas purchasers and from joint interest owners on properties the Company operates. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of December 31, 2020 or 2019.

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

Net Income or Loss Per Share of Common Stock (Successor)

The Company’s basic earnings or loss per share (“EPS”) is computed based on the weighted average number of shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding restricted stock units (“RSUs”), performance stock units (“PSUs”), warrants exchanged for Class A Common Stock and exchanges or repurchases of Class B Common Stock if the inclusion of these items is dilutive. Refer to Note 15 - Earnings (Loss) Per Share for additional information and the calculation of EPS.

Stock Based Compensation (Successor)

Magnolia has established a long-term incentive plan for certain employees and directors that allows for granting RSUs and PSUs. RSUs granted are valued on the date of the grant using the quoted market price of Magnolia's Class A Common Stock. PSUs granted are valued based on the grant date fair value determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. Both RSUs and PSUs are expensed on a straight-line basis over the requisite service period. The Company records expense associated with the fair value of stock based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” and that expense is included within “General and administrative expenses” and “Lease operating expenses” in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur. These plans and related accounting policies are defined and described more fully in Note 14 - Stock Based Compensation.

Leases (Successor)

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

Magnolia adopted this standard on January 1, 2019 and recognized right of use assets and lease liabilities for certain commitments primarily related to real estate, vehicles, and field equipment, while prior reporting periods are presented in accordance with historical accounting treatment under ASC Topic 840, Leases (“ASC 840”). The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of December 31, 2020. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. For more information, refer to Note 10 - Leases.
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

3. Acquisitions and Divestitures

Acquisitions (Successor)

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
(1)The fair value measurements of oil and natural gas properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management at the time of the valuation.

EnerVest Business Combination

On July 31, 2018, the Company consummated the Business Combination which was approved by the Company’s stockholders on July 17, 2018. At the closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of the Company’s Class B Common Stock and an equivalent number of Magnolia LLC Units, which, together, are exchangeable on a one-for-one basis for shares of the Company’s Class A Common Stock, subject to certain conditions; 31.8 million shares of Class A Common Stock; and approximately $911.5 million in cash. The Giddings Sellers received approximately $282.7 million in cash. The Ironwood Sellers received $25.0 million in cash in exchange for the Ironwood Interests. On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Karnes County Contribution Agreement and as otherwise agreed to by the parties, with Magnolia receiving a net cash payment of $4.3 million and the Karnes County Contributors forfeiting to Magnolia 0.5 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock (and forfeiting a corresponding number of Magnolia LLC Units to Magnolia LLC).

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
(1)At closing of the Business Combination, the Karnes County Contributors received 83.9 million shares of Class B Common Stock (and a corresponding number of Magnolia LLC Units) and 31.8 million shares of Class A Common Stock. On March 29, 2019, Magnolia and EnerVest consummated the final settlement pursuant to the Karnes County Contribution Agreement as agreed to by the parties, with the Karnes County Contributors forfeiting an aggregate of 2.1 million shares of Class A and Class B Common Stock to Magnolia (and a corresponding number of Magnolia LLC Units).
(2)Pursuant to ASC 805, ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging,” the Karnes County earnout consideration was valued at fair value as of the Closing Date and was classified in stockholders’ equity. The Giddings earnout was valued at fair value as of the Closing Date and was classified as a liability. The fair value of the earnouts was determined using the Monte Carlo simulation valuation method based on Level 3 inputs in the fair value hierarchy.

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
(1)The fair value measurements of oil and natural gas properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate.

The Company incurred $24.8 million in transaction costs associated with the Business Combination. The Company also incurred a total of $23.5 million of debt issuance costs in connection with the consummation of the Business Combination related to the establishment of the RBL Facility and the issuance of the 2026 Senior Notes.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information has been prepared as if the Business Combination and other related transactions had taken place on January 1, 2017.

The information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including depletion of the Company’s fair-valued proved oil and natural gas properties, and the estimated tax impacts of the pro forma adjustments. Additionally, pro forma net income attributable to Class A Common Stock excludes $34.3 million of transaction related costs, $11.0 million related to a one-time purchase of a seismic license continuation, and a $6.7 million loss related to the settlement of the Giddings earnout obligation.

The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Business Combination taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

(Unaudited Pro Forma)
(In thousands, except per share data)	Year Ended December 31, 2018
Total revenues	$978,431
Net income attributable to Class A Common Stock	188,934
Net income per share - basic	1.22
Net income per share - diluted	1.19

Non-Compete

On July 31, 2018, the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which prohibits EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until July 31, 2022. In January 2021, the Company amended the Non-Compete such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of the Closing Date, the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock. For more discussion on the Non-Compete, refer to Note 6 - Intangible Assets.

Divestitures (Successor)

On October 23, 2020, the Company sold its 35% membership interest in Ironwood Eagle Ford Midstream, LLC for approximately $27.1 million in cash and recognized a gain on sale of the equity method investment of $5.1 million included within “Other income (expense), net” on the Company’s consolidated statements of operations.

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

The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments are recorded immediately to earnings as “Gain (loss) on derivatives, net” on the Company’s consolidated and combined statements of operations.

The following table summarizes the effect of derivative instruments on the Company’s consolidated and combined statements of operations:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Derivative settlements, realized gain (loss)	$288	$—	$—	$(27,617)
Unrealized gain on derivatives	277	—	—	9,490
Gain (loss) on derivatives, net	$565	$—	$—	$(18,127)

The Company had the following outstanding derivative contracts in place as of December 31, 2020:

2021
Natural gas costless collars:
Notional volume (MMBtu)	12,150,000
Weighted average floor price ($/MMBtu)	$2.31
Weighted average ceiling price ($/MMBtu)	$3.00

See Note 5—Fair Value Measurements for the fair value hierarchy of the Company’s derivative contracts.

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

Recurring Fair Value Measurements

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheet as of December 31, 2020 and 2019 is as follows:

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$391,115	$407,500	$389,835	$412,000

The fair value of the 2026 Senior Notes as of December 31, 2020 and 2019 is based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

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

Derivative Instruments

The fair value of the Company’s natural gas costless collar derivative instruments are measured using an industry-standard pricing model and are provided by a third party. The inputs used in the third-party pricing model include quoted forward prices for natural gas, the contracted volumes, volatility factors, and time to maturity, which are considered Level 2 inputs. The Company’s derivative instruments are recorded at fair value within “Other current assets” on the Company’s consolidated balance sheet as of December 31, 2020. These fair values are recorded by netting asset and liability positions with the same counterparty and are subject to contractual terms, which provide for net settlement. There are no long-term derivative assets or liabilities as of December 31, 2020 and there were no outstanding derivative instruments as of December 31, 2019.

The following table presents the classification of the outstanding derivative instruments and the fair value hierarchy table for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value	Netting	Carrying Amount
December 31, 2020
Current assets:
Natural gas derivative instruments	$—	$1,375	$—	$1,375	$(1,098)	$277
Current liabilities:
Natural gas derivative instruments	$—	$1,098	$—	$1,098	$(1,098)	$—

See Note 4—Derivative Instruments for notional volumes and terms with the Company’s derivative contracts.

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

The fair value measurements of assets acquired and liabilities assumed in a business combination are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. Significant inputs to the valuation of acquired oil and natural gas properties includes estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 3 - Acquisitions for additional information.

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statements of operations. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. The Company calculated the estimated fair values of its oil and natural gas properties using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments.

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

6. Intangible Assets

Non-Compete Agreement

On the Closing Date, the Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the consolidated balance sheet of the Successor. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one half to four years. The Company includes the amortization in “Amortization of intangible assets” on the Company’s consolidated statements of operations.

(In thousands)	December 31, 2020	December 31, 2019
Non-compete intangible assets	$44,400	$44,400
Accumulated amortization	(35,054)	(20,549)
Intangible assets, net	$9,346	$23,851
Weighted average amortization period (in years)	3.25	3.25

7. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	December 31, 2020	December 31, 2019
Accrued capital expenditures	$16,368	$40,722
Accrued general and administrative expenditures	11,243	9,753
Accrued interest	10,000	10,000
Accrued ad valorem taxes	8,145	8,741
Other	20,567	26,564
Total other current liabilities	$66,323	$95,780

8. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Asset retirement obligations, beginning of period	$95,542	$85,983	$—	$3,929
Revisions to estimates	(14,883)	69	39,584	—
Liabilities incurred and assumed	3,484	7,082	44,897	553
Liabilities settled	(1,457)	(3,104)	(166)	(85)
Accretion expense	5,718	5,512	1,668	104
Asset retirement obligations, end of period	$88,404	$95,542	$85,983	$4,501

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

9. Long-term Debt

The Company’s debt is comprised of the following:

(In thousands)	December 31, 2020	December 31, 2019
RBL Facility	$—	$—
2026 Senior Notes	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(8,885)	(10,165)
Total debt, net	$391,115	$389,835

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into the RBL Facility among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of December 31, 2020 was $450.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of December 31, 2020, the Company was in compliance with all covenants under the RBL Facility.

Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $4.2 million, $4.5 million, and $1.9 million during the years ended December 31, 2020, 2019, and the 2018 Successor Period, respectively. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of December 31, 2020.

The Company did not have any outstanding borrowings under its RBL Facility as of December 31, 2020.

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

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as “Long-term debt, net” on the consolidated balance sheet as of December 31, 2020. The Company recognized interest expense related to the 2026 Senior Notes of $25.3 million, $25.2 million, and $10.5 million for the years ended December 31, 2020 and 2019, and the 2018 Successor Period, respectively.

10. Leases

Magnolia’s leases primarily consist of real estate, vehicles, and field equipment. The Company’s leases have remaining lease terms of up to 7 years, some of which include options to renew or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. Magnolia’s lease agreements do not contain any restrictive covenants or material residual value guarantees.

As most of Magnolia’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

(In thousands)	December 31, 2020	December 31, 2019
Operating Leases
Operating lease assets	$6,470	$4,035

Operating lease liabilities - current	$1,801	$2,550
Operating lease liabilities - long-term	5,703	1,476
Total operating lease liabilities	$7,504	$4,026

Weighted average remaining lease term (in years)	4.2	1.9
Weighted average discount rate	4.0%	3.8%

For the years ended December 31, 2020 and 2019, the Company incurred $3.4 million and $2.8 million, respectively, of lease costs for operating leases included on the Company’s consolidated balance sheet, $21.4 million and $26.9 million, respectively, for short-term lease costs, and $1.7 million and $3.2 million, respectively, for variable lease costs. Cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases for the years ended December 31, 2020 and 2019 are $3.0 million and $2.8 million, respectively.

Maturities of lease liabilities as of December 31, 2020 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities	Operating Leases
2021	$2,054
2022	1,843
2023	1,391
2024	1,139
2025	1,135
After 2025	600
Total lease payments	$8,162
Less: Interest	(658)
Present value of lease liabilities	$7,504

11. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Assets. The litigation is in the pre-trial stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At December 31, 2020, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at December 31, 2020 or December 31, 2019.

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

Commitments

At December 31, 2020, contractual obligations for long-term operating leases and purchase obligations are as follows:

Net Minimum Commitments (In thousands)	Total	2021	2022-2023	2024-2025	2026 & Beyond
Purchase obligations (1)	$2,198	$674	$1,140	$384	$—
Operating lease obligations (2)	8,162	2,054	3,234	2,274	600
Total net minimum commitments	$10,360	$2,728	$4,374	$2,658	$600
(1)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with firm transportation contracts and IT-related service commitments. The costs incurred under these obligations were $1.2 million, $1.5 million, and $0.7 million for the years ended December 31, 2020 and 2019, and the combined 2018 Successor Period and Predecessor Period, respectively.
(2)Amounts include long-term lease payments for office space, vehicles, and equipment related to exploration, development, and production activities.

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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. The implications of the decrease in global demand for oil, coupled with the general oversupply, may have further negative effects on the Company’s business, such as production curtailment and reductions to its operating plans as a result of decreased prices and reduced storage capacity. Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impact on the Company’s industry and its business cannot be reasonably predicted at this time.

12. Income Taxes

The Company’s income tax provision consists of the following components:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Current:
Federal	$(1,167)	$—	$(1,054)	$—
State	(339)	499	381	1,461
Total current	(1,506)	499	(673)	1,461
Deferred:
Federal	(71,792)	13,817	11,431	—
State	(6,042)	444	697	324
Total deferred	(77,834)	14,261	12,128	324
Income tax expense (benefit)	$(79,340)	$14,760	$11,455	$1,785

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas, and Louisiana corporate income tax. As of December 31, 2020, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the year ended December 31, 2020, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods. The Company’s annual effective tax rate as of December 31, 2020, 2019, and 2018, were 4.1%, 14.8%, and 12.2%, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest and state taxes. As a result of impairments in the first quarter of 2020, the Company recognized a benefit related to the reversal of the entire deferred tax liability positions and established full valuation allowances on the federal and state deferred tax assets which resulted in additional differences between the effective tax rate and the statutory rate as of December 31, 2020.

The Karnes County Contributors, on behalf of the Predecessor, had elected under the Internal Revenue Code provisions to be treated as individual partnerships for tax purposes. Accordingly, items of income, expense, gains, and losses flowed through to the partners were taxed at the partner level, and no tax provision for federal income taxes was included in the financial statements. The Predecessor recorded current and deferred state income taxes based on taxable income, as defined under the rules for the margin tax.

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) from continuing operations is as follows:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Income tax expense at the federal statutory rate	$(409,148)	$20,966	$19,706	$—
State income tax expense, net of federal income tax benefits	(12,759)	847	1,028	1,785
Noncontrolling interest in partnerships	141,027	(7,309)	(9,103)	—
Valuation allowances	201,786	—	—	—
Other	(246)	256	(176)	—
Income tax expense (benefit)	$(79,340)	$14,760	$11,455	$1,785

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

	Successor
(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Investment in partnership	$162,437	$—
Net operating loss carryforwards	28,461	1,274
Capital loss carryforward	1,727	—
Oil and natural gas properties	6,224	—
Capitalized transaction costs	2,937	3,185
Total deferred tax assets	201,786	4,459
Deferred tax liabilities:
Investment in partnership	—	(76,260)
Oil and natural gas properties	—	(6,033)
Total deferred tax liabilities	—	(82,293)

Net deferred tax assets (liabilities)	201,786	(77,834)
Valuation allowances	(201,786)	—
Net deferred tax assets (liabilities), net of valuation allowances	$—	$(77,834)

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Applying the net operating loss (“NOL”) carryback provision resulted in an income tax benefit of $1.2 million during the year ended December 31, 2020. As of December 31, 2020, the Company had $135.5 million of U.S. federal net operating loss, which has an indefinite carryforward, and an $8.2 million capital loss carryforward which expires in 5 years.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets, including NOL carryforwards. Valuation allowances for deferred tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. During 2020, the Company moved from a net deferred tax liability position to a net deferred tax asset position resulting primarily from oil and natural gas impairments. As of December 31, 2020, the Company’s deferred tax asset was $201.8 million. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of December 31, 2020, the Company assessed the realizability of the deferred tax assets and recorded full valuation allowances of $201.8 million.

13. Stockholders’ Equity

Class A Common Stock

At December 31, 2020, there were 168.8 million shares issued and 163.3 million shares outstanding of Class A Common Stock. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held.

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

Class B Common Stock

At December 31, 2020, there were 85.8 million shares issued and outstanding of Class B Common Stock. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

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

Share Repurchase Program

On August 5, 2019, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of Class A Common Stock, and, in February 2021, the Company’s board of directors increased the share repurchase authorization by an additional 10 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy. The share repurchase program does not require purchases to be made within a particular timeframe. As of December 31, 2020, the Company had repurchased 5.5 million shares under the plan at a total cost of $39.0 million.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of December 31, 2020, Magnolia owned approximately 65.6% of the interest in Magnolia LLC and the noncontrolling interest was 34.4%.

On December 18, 2019, Magnolia LLC repurchased and subsequently canceled 6.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $69.1 million of cash consideration (the “Class B Common Stock Repurchase”). In the first quarter of 2019, Magnolia Operating formed Highlander as a joint venture, where MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units in Highlander, with the remaining 15.3% attributable to noncontrolling interest.

14. Stock Based Compensation

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

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” on the consolidated statements of operations and was $10.0 million, $11.1 million, and $1.9 million for the years ended December 31, 2020 and 2019, and the 2018 Successor Period. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period, in the case of awards to employees, and vest in full after one year, in the case of awards to directors. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested RSUs as of December 31, 2020 was $9.5 million, which the Company expects to recognize over a weighted average period of 1.8 years.

The table below summarizes RSU activity for the year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs, beginning of period	1,099,901	$12.97
Granted	1,219,288	6.53
Vested	(505,124)	13.03
Forfeited	(127,428)	10.20
Unvested RSUs, end of period	1,686,637	$8.51

Performance Stock Units

During the year ended December 31, 2020, the Company granted PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. Unrecognized compensation expense related to unvested PSUs as of December 31, 2020 was $3.4 million, which the Company expects to recognize over a weighted average period of 1.4 years.

The table below summarizes PSU activity for the year ended December 31, 2020:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested PSUs, beginning of period	701,128	$14.31
Granted	401,958	6.14
Vested	(50,261)	14.58
Forfeited	(211,400)	12.07
Unvested PSUs, end of period	841,425	$10.95

The grant date fair values of the PSUs granted were $2.5 million and $3.7 million during the years ended December 31, 2020 and 2019, respectively, calculated using a Monte Carlo simulation. There were no PSUs vested during the 2018 Successor Period. The following table summarizes the assumptions used to calculate the grant date fair value of these PSUs.

	Years Ended
	December 31, 2020	December 31, 2019
Expected term (in years)	2.85	2.67 - 2.85
Expected volatility	33.50%	31.58% - 33.61%
Risk-free interest rate	1.16%	2.29% - 2.48%

15. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted per share computations follows. No such computation is necessary for the 2018 Predecessor Period as the Predecessor was not previously accounted for as a standalone legal entity and did not have publicly traded securities.

(In thousands, except per share data)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018
Basic:
Net income (loss) attributable to Class A Common Stock	$(1,208,390)	$47,433	$39,095
Weighted average number of common shares outstanding during the period - basic	166,270	161,886	154,527
Net income (loss) per share of Class A Common Stock - basic	$(7.27)	$0.29	$0.25

Diluted:
Net income (loss) attributable to Class A Common Stock	$(1,208,390)	$47,433	$39,095
Weighted average number of common shares outstanding during the period - basic	166,270	161,886	154,527
Add: Dilutive effect warrants, stock based compensation, and other	—	5,161	3,705
Weighted average number of common shares outstanding during the period - diluted	166,270	167,047	158,232
Net income (loss) per share of Class A Common Stock - diluted	$(7.27)	$0.28	$0.25

The Company excluded 85.8 million, 92.0 million, and 90.9 million of weighted average shares of Class A Common Stock issuable upon the exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units) for the years ended December 31, 2020 and 2019, and the 2018 Successor Period, respectively, as the effect was anti-dilutive. In addition, the Company excluded 4.0 million contingent shares of Class A Common Stock issuable to an affiliate of EnerVest, provided EnerVest does not compete in the Market Area, and 0.3 million RSUs and PSUs because the effect was anti-dilutive for the year ended December 31, 2020.

16. Related Party Transactions

As of December 31, 2020, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

Amended and Restated Limited Liability Company Agreement of Magnolia LLC

On July 31, 2018, the Company, Magnolia LLC, and certain of the Karnes County Contributors entered into Magnolia LLC’s amended and restated limited liability company agreement, which sets forth, among other things, the rights and obligations of the holders of units in Magnolia LLC. Under the Magnolia LLC Agreement, the Company is the sole managing member of Magnolia LLC.

Registration Rights Agreement

At the closing of the Business Combination, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TPG Pace Energy Sponsor LLC, a Delaware limited liability company (“TPG Pace”), the Karnes County Contributors, and the Company’s four independent directors prior to the Business Combination (collectively, the “Holders”), pursuant to which the Company is obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act of 1933 all or any portion of the shares of Class A Common Stock that the Holders held as of July 31, 2018 and that they may have acquired or might acquire thereafter, including upon conversion, exchange, or redemption of any other security therefor. Under the Registration Rights Agreement, Holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of Class A Common Stock that they own in certain registrations initiated by the Company.

Pursuant to the Registration Rights Agreement, the Company has filed and taken effective two registration statements on Form S-3, each of which registered, among others, the offering by the Holders of the shares of Class A Common Stock included therein.

Stockholder Agreement

On the Closing Date, the Company, TPG Pace, and the Karnes County Contributors entered into the Stockholder Agreement, under which the Karnes County Contributors are entitled to nominate two directors, one of whom shall be independent under the listing rules of the New York Stock Exchange, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, for appointment to the board of directors of the Company (the “Board”) so long as they collectively own at least 15% of the outstanding shares of Class A Common Stock and Class B Common Stock, (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis), and one director so long as they collectively own at least 2% of the outstanding shares of Class A Common Stock and Class B Common Stock (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis). The Karnes County Contributors are collectively entitled to appoint one director to each committee of the Board (subject to applicable laws and stock exchange rules). Furthermore, TPG Pace was entitled to certain director nomination rights under the Stockholder Agreement, but those rights ceased following a distribution by TPG Pace of its shares in August 2019.

Class B Common Stock Repurchase

As part of the Class B Common Stock Repurchase in 2019, EnerVest Energy Institutional Fund XIV-A, L.P. received $45.7 million in cash and surrendered 4.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock. Subsequently, Magnolia LLC canceled the surrendered Magnolia LLC Units and a corresponding number of shares of Class B Common Stock.

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

Predecessor Transactions

EnerVest, as managing general partner of the Karnes County Contributors, provided management, accounting, and advisory services to the Karnes County Contributors in exchange for a quarterly management fee based on the Karnes County Contributors' investor commitments. The management fees incurred were allocated to the Predecessor using a ratio of asset acquisitions value to total asset acquisitions completed by the Karnes County Contributors. The management fees and other costs allocated to the Predecessor and included in “General and administrative expenses” in the combined statements of operations were $11.0 million for the 2018 Predecessor Period.

The Karnes County Contributors also entered into operating agreements with EVOC to act as contract operator of the Predecessor’s oil and natural gas wells. The Predecessor reimbursed EVOC for direct expenses incurred. A majority of such expenses were charged on an actual basis (i.e., no mark-up or subsidy to EVOC). These costs are included in “Lease operating expenses” in the combined statements of operations in the 2018 Predecessor Period. Additionally, in its role as contract operator, EVOC collected proceeds from oil, natural gas, and NGL sales and distributed them to the Predecessor and other working interest owners.

17. Major Customers

Successor

For the year ended December 31, 2020, Phillips 66 Company and EOG Resources, Inc. accounted for 39.9% and 16.7%, respectively, of the combined oil, natural gas, and natural gas liquids revenue. For the year ended December 31, 2019, Phillips 66 Company and EOG Resources, Inc. accounted for 43.3% and 18.5%, respectively, of the combined oil, natural gas, and natural gas liquids revenue. For the 2018 Successor Period, Phillips 66 Company and EOG Resources, Inc. accounted for 42.2% and 19.1%, respectively, of the combined oil, natural gas, and natural gas liquids revenues. The Company is exposed to credit risk in the event of nonpayment by counterparties. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.

Predecessor

For the 2018 Predecessor Period, Phillips 66 Company, EOG Resources, Inc., and Shell Trading (U.S.) Company accounted for 47.6%, 14.5%, and 12.2%, respectively, of the combined oil, natural gas, and natural gas liquids revenues.

18. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Supplemental non-cash operating activity:
Cash paid (received) for income taxes	$(724)	$390	$—	$336
Cash paid for interest	25,895	26,226	889	—
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$16,368	$40,722	$50,633	$38,028
Contingent Consideration issued in Business Combination	—	—	149,700	—
Non-Compete agreement entered into in Business Combination	—	—	44,400	—
Equity issuances in connection with acquisitions	—	33,693	1,481,692	—
Non-cash deemed dividend related to warrant exchange	—	2,763	—	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$5,923	$6,720	$—	$—

Supplemental Information About Oil & Natural Gas Producing Activities (Unaudited)

The Company operates in one reportable segment engaged in the acquisition, development, exploration, and production of oil and natural gas properties located in the United States.

Capitalized Costs

The aggregate amounts of costs capitalized for oil and natural gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

	Successor
(In thousands)	December 31, 2020	December 31, 2019
Proved properties	$1,790,492	$2,863,666
Unproved properties	339,633	951,555
Total proved and unproved properties	2,130,125	3,815,221
Accumulated depreciation, depletion and amortization	(983,647)	(701,155)
Net capitalized costs	$1,146,478	$3,114,066

Costs Incurred For Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred in the Company’s oil and natural gas production, exploration, and development activities:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Acquisition costs:
Proved properties	$49,246	$106,489	$1,617,131	$118,572
Unproved properties	25,966	29,208	1,400,302	22,802
Exploration and development costs	188,352	441,482	245,017	183,130
Total	$263,564	$577,179	$3,262,450	$324,504

Oil and Natural Gas Reserve Quantities

The majority of the Company’s proved reserves volumes as of December 31, 2020, approximately 97%, are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents employed all methods, procedures and assumptions considered necessary in utilizing the data provided to prepare the December 31, 2020 reserve report, which was completed on January 15, 2021. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

The following table summarizes the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for the years ended December 31, 2020 and 2019, the 2018 Successor Period, and the 2018 Predecessor Period. The following prices, as adjusted for transportation, quality, and basis differentials, were used in the calculation of the standardized measure of discounted future net cash flows (“Standardized Measure”):

	Successor			Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018

Oil (per Bbl)	$38.55	$59.99	$67.61	$63.37
Natural gas (per Mcf)	1.64	2.25	2.78	2.84
NGLs (per Bbl)	11.62	15.73	26.25	23.74

The table below presents a summary of changes in the Company’s proved reserves. The Predecessor’s reserves are based on a five year development plan, whereas the Successor’s proved undeveloped reserves are planned to be developed within one year. As a result of different development plan approaches between the Successor and the Predecessor, the ending balance of the Predecessor’s proved undeveloped reserves will not agree to the beginning balance of the Successor’s proved undeveloped reserves. In addition, the ending balance of the Predecessor’s proved developed reserves will not agree to the beginning balance of the Successor’s proved developed reserves due to the exclusion of the Giddings Assets in the 2018 Predecessor Period.

	Successor
	Year Ended December 31, 2020				Year Ended December 31, 2019
	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)
Total proved reserves:
Beginning of period	52.6	197.2	23.9	109.3	50.6	176.1	20.6	100.5
Extensions	10.7	39.6	8.8	26.1	12.6	40.4	6.9	26.3
Revisions of previous estimates	(3.8)	7.8	(0.2)	(2.7)	(1.9)	(0.3)	0.3	(1.7)
Purchases of reserves in place	1.4	2.4	0.4	2.2	4.2	22.3	0.7	8.6
Production	(11.6)	(39.4)	(4.4)	(22.6)	(12.9)	(41.3)	(4.6)	(24.4)
End of period	49.3	207.6	28.5	112.3	52.6	197.2	23.9	109.3

Proved developed reserves:
Beginning of period	40.3	165.8	18.9	86.8	35.2	149.0	16.5	76.5
End of period	38.1	165.5	20.2	85.8	40.3	165.8	18.9	86.8
Proved undeveloped reserves:
Beginning of period	12.3	31.4	5.0	22.5	15.4	27.1	4.1	24.0
End of period	11.2	42.1	8.3	26.5	12.3	31.4	5.0	22.5

	Successor				Predecessor
	July 31, 2018 Through December 31, 2018				January 1, 2018 Through July 30, 2018
	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)
Total proved reserves:
Beginning of period	44.2	136.8	17.4	84.3	91.7	148.2	21.4	137.8
Extensions	12.9	25.6	3.8	21.0	3.9	8.7	1.3	6.7
Revisions of previous estimates	(4.9)	2.6	(1.4)	(5.9)	(14.5)	(22.2)	(2.7)	(20.9)
Purchases of reserves in place	3.5	25.2	2.7	10.4	6.1	7.9	1.2	8.6
Production	(5.1)	(14.1)	(1.9)	(9.3)	(5.8)	(7.6)	(1.1)	(8.2)
End of period	50.6	176.1	20.6	100.5	81.4	135.0	20.1	124.0

Proved developed reserves:
Beginning of period	34.3	117.8	14.4	68.3	28.0	52.3	7.5	44.2
End of period	35.2	149.0	16.5	76.5	29.5	57.1	8.5	47.5
Proved undeveloped reserves:
Beginning of period	9.9	19.0	3.0	16.1	63.7	95.9	13.9	93.6
End of period	15.4	27.1	4.1	24.0	51.9	77.9	11.6	76.5

For the year ended December 31, 2020, extensions contributed approximately 26.1 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Karnes and Giddings operations that extended the proved areas. This comprised of 17.7 MMboe from adding new proved undeveloped reserves and 8.4 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had downward revisions of 2.7 MMboe. Revisions were comprised of downward adjustments of 11.0 MMboe due to the impact of lower year-end 2020 SEC-based prices and 3.4 MMboe related to optimizing development activity. These were partially offset by upward revisions of approximately 7.4 MMboe for cost updates, 3.8 MMboe for performance improvements in the Giddings area and the addition of 0.5 MMboe related to infill drilling in the Karnes area. Acquisitions of approximately 2.2 MMboe during 2020 were related to acquisitions in the Karnes and Giddings areas.

For the year ended December 31, 2019, extensions contributed approximately 26.3 MMboe to proved reserves. This was primarily driven by the addition 15.7 MMboe resulting from adding new proved undeveloped reserves and the addition of 10.6 MMBoe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. These extensions were primarily related to developing new well locations at the Company’s Karnes and Giddings operations that extended the proved areas. Additionally, the Company had downward revisions of 1.7 MMboe. The impact of lower year-end 2019 SEC-based prices, compared to year-end 2018, resulted in approximately a 5.5 MMboe downward revision. This was partially offset by an upward technical revision of approximately 0.7 MMboe due to improved well performance for the Giddings and Highlander areas and the addition of 3.1 MMboe related to infill drilling in the Karnes areas. Acquisitions of approximately 8.6 MMboe during 2019 were related to the purchase of the Highlander asset and other purchases in the Karnes area.

During the 2018 Successor Period, extensions contributed 21.0 MMboe to proved reserves primarily due to additions from successful drilling and completion activity and continual refinement of the development program. Additionally, the 2018 Successor Period had net negative revisions of 5.9 MMboe primarily due to performance based revisions. The 2018 Successor Period added 10.4 MMboe of proved reserves primarily related to the Harvest Acquisition.

The 2018 Predecessor Period had net negative revisions of 20.9 MMboe, which were primarily due to 15.0 MMboe of negative revisions attributable to a reduced development forecast in line with anticipated operated and non-operated drilling activity that caused a number of proved undeveloped locations to be reclassified to unproved by falling outside the five year SEC window and 6.0 MMboe of negative revisions related to higher workover activity from offset development. Additionally, , extensions contributed 6.7 MMboe due to the addition of replacement reserves within the five year SEC window and added 8.6 MMboe related to the acquisition of the GulfTex Assets.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions. Estimated future production of proved reserves, estimated future production costs of proved reserves, and estimated future development costs of proved reserves, which include estimated future abandonment costs, are based on current costs and economic conditions. The estimated future net cash flows are then discounted at a rate of 10%.

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of the proved reserves. The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. Proved undeveloped reserves volumes in the Successor Periods are expected to be converted to proved developed reserves within one year, which may not be comparable to other oil and gas companies. In addition, costs and prices as of the measurement date are used in the determinations and no value may be assigned to probable or possible reserves.

The following table presents the Company’s standardized measure of discounted future net cash flows:

	Successor			Predecessor
(In thousands)	December 31, 2020	December 31, 2019	December 31, 2018	July 30, 2018
Future cash inflows	$2,576,789	$3,983,118	$4,451,628	$6,020,768
Future production costs	(961,116)	(1,365,745)	(1,463,023)	(1,773,608)
Future development costs	(148,740)	(254,211)	(260,057)	(835,632)
Future income tax expenses	(31,310)	(88,566)	(96,311)	(31,609)
Future net cash flows	1,435,623	2,274,596	2,632,237	3,379,919
10% discount to reflect timing of cash flows	(430,671)	(649,128)	(754,709)	(1,122,055)
Standardized measure of discounted future net cash flows	$1,004,952	$1,625,468	$1,877,528	$2,257,864

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	July 31, 2018 Through December 31, 2018	January 1, 2018 Through July 30, 2018
Standardized measure of discounted future net cash flows, beginning of period	$1,625,468	$1,877,528	$1,457,656	$1,764,162
Sales of oil, natural gas, and NGLs produced during the period, net of production costs	(395,416)	(753,740)	(364,850)	(388,982)
Purchases of minerals in place	26,110	145,076	141,585	150,622
Extensions	285,591	463,101	429,295	125,067
Changes in estimated future development costs	22,838	14,749	1,372	(39,154)
Net change in prices and production costs	(727,125)	(356,055)	223,177	552,761
Previously estimated development costs incurred during the period	92,913	162,350	98,407	144,273
Revisions in quantity estimates	(66,059)	(21,157)	(87,852)	(201,417)
Accretion of discount	169,659	195,457	61,237	103,931
Net change in income taxes	48,837	21,547	(65,004)	(2,817)
Net change in timing of production and other	(77,864)	(123,388)	(17,495)	49,418
Standardized measure of discounted future net cash flows, end of period	$1,004,952	$1,625,468	$1,877,528	$2,257,864

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2020, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 18, 2021, the Compensation Committee of the Company’s board of directors (the “Compensation Committee”) adopted the First Amendment (“Amendment”) to the Magnolia Oil & Gas Corporation Long Term Incentive Plan (the “Plan”), which Amendment provides that dividend equivalents granted under the Plan may be paid or distributed when accrued or at a later specified date. The Compensation Committee also approved on February 18, 2021 awards of restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) to the Company’s employees and officers, which, among other things, provide for the payment of dividend equivalents at the same time dividends are paid to stockholders generally, although Magnolia does not currently pay dividends. This description does not purport to be a complete description of the Amendment and the RSU and PSU awards and is qualified in its entirety by reference to the full text of the Amendment and RSU and PRSU award agreement forms, which are set forth in Exhibits 10.25, 10.26, 10.27, and 10.28 attached hereto. The RSU and PRSU grants made to Magnolia’s named executive officers were disclosed on Form 4s filed with the SEC on February 22, 2021.

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

Item 14. Principal Accountant Fees and Services

The information required in response to this item will be set forth in Magnolia's Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:	Page

Consolidated Balance Sheets as of December 31, 2020 and 2019	46
Consolidated and Combined Statements of Operations for the year ended December 31, 2020, the year ended December 31, 2019, and the periods July 31, 2018 through December 31, 2018 and January 1, 2018 through July 30, 2018.	47
Combined Statement of Changes in Parents’ Net Investment for the period January 1, 2018 through July 30, 2018.	48
Consolidated Statements of Changes in Stockholders’ Equity for the period July 30, 2018 through December 31, 2018, the year ended December 31, 2019, and the year ended December 31, 2020.	49
Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2020, the year ended December 31, 2019, and the periods July 31, 2018 through December 31, 2018 and January 1, 2018 through July 30, 2018.	51
Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2020, the year ended December 31, 2019, and the periods July 31, 2018 through December 31, 2018 and January 1, 2018 through July 30, 2018.	52

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

4.4*
First Amendment to Registration Rights Agreement, dated as of February 25, 2019, by and among Magnolia Oil & Gas Corporation, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A,L.P., EnerVest Energy Institutional Fund XIV-3A, L.P., EnerVest Energy Institutional Fund XIV-C, L.P., EnerVest Energy Institutional Fund XIV-C-AIV, L.P. TPG Pace Energy Sponsor Successor, LLC, Peterson Capital Partners, L.P., Miller Creek Investments, LLC and Stephen Chazen (incorporated herein by reference to Exhibit 4.6 filed with the Annual Report on Form 10-K, filed on February 27, 2019 (File No. 001-38083)).

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

4.6*
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.6 filed with the Annual Report on Form 10-K, filed on February 26, 2020 (File No. 001-38083)).

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

10.2**
Borrowing Base Redetermination Agreement and Amendment No. 1 to Credit Agreement, dated as of November 30, 2018, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Intermediate LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto.

10.3*
Borrowing Base Redetermination Agreement and Amendment No. 2 to Credit Agreement, dated as of October 15, 2020, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Intermediate LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on November 6, 2020 (File No. 001-38083)).

10.4*
Amended and Restated Limited Liability Company Agreement of Magnolia Oil & Gas Parent LLC, dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.5*
Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating L.L.C., dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.5 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.6*
First Amendment to Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating LLC, dated as of May 1, 2020 (incorporated herein by reference to Exhibit 10.3 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.7*
Non-Competition Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest, Ltd., dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.3 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.8**	Amendment No. 1 to Non-Competition Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest, Ltd., dated as of January 29, 2021.

10.9*††	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

Exhibit Number	Description
10.10*††	Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.11*††
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

10.13*††
Form of Non-Employee Director Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.10 filed with the Registration Statement on Form S-8, filed on October 5, 2018 (File No. 333-227722)).

10.14*††
Form of Standard Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.11 filed with the Registration Statement on Form S-8, filed on October 5, 2018 (File No. 333-227722).

10.15*††
Form of Non-Standard Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.12 filed with the Registration Statement on Form S-8, filed on October 5, 2018 (File No. 333-227722)).

10.16*††	Director Compensation Program (incorporated herein by reference to Exhibit 10.10 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.17*††
Form of 2019 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, Standard Employee (incorporated herein by reference to Exhibit 4.2 filed with the Quarterly Report on Form 10-Q, filed on May 7, 2019 (File No. 001-38083)).

10.18*††
Form of Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, Annual Bonus (incorporated herein by reference to Exhibit 4.3 filed with the Quarterly Report on Form 10-Q, filed on May 7, 2019 (File No. 001-38083)).

10.19*††
Form of Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.4 filed with the Quarterly Report on Form 10-Q, filed on May 7, 2019 (File No. 001-38083)).

10.20*††
Form of 2019 Non-Employee Director Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on August 7, 2019 (File No. 001-38083)).

10.21*††
Form of 2020 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K, filed on February 26, 2020 (File No. 001-38083)).

10.22*††
Form of 2020 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 filed with the Annual Report on Form 10-K, filed on February 26, 2020 (File No. 001-38083)).

10.23*††
Form of 2020 Non-Employee Director Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.24*††	Magnolia Oil & Gas Corporation Stock Purchase Program (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.25**††	First Amendment to Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.26**††	Form of 2021 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.27**††	Form of 2021 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.28**††	Form of 2021 Performance Share Unit (Cliff Vesting) Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan.

21.1**	Subsidiaries of Magnolia Oil and Gas Corporation.

23.1**	Consent of KPMG LLP.

Exhibit Number	Description
23.2**	Consent of Deloitte & Touche LLP.

23.3**	Consent of Miller and Lents, Ltd.

24.1**	Power of Attorney.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Summary Report of Miller and Lents, Ltd., dated as of January 15, 2021, for proved reserves as of December 31, 2020.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MAGNOLIA OIL & GAS CORPORATION

Date: February 23, 2021	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Stephen Chazen Stephen Chazen	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 23, 2021

/s/ Christopher Stavros Christopher Stavros	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2021

/s/ Arcilia C. Acosta* Arcilia C. Acosta	Director	February 23, 2021

/s/ Angela M. Busch* Angela M. Busch	Director	February 23, 2021

/s/ Edward P. Djerejian* Edward P. Djerejian	Director	February 23, 2021

/s/ James R. Larson* James R. Larson	Director	February 23, 2021

/s/ Dan F. Smith* Dan F. Smith	Director	February 23, 2021

/s/ John B. Walker* John B. Walker	Director	February 23, 2021

By* /s/ Valerie Chase Valerie Chase as Attorney-in-fact