Form 10-Q
period 2021-03-31
Magnolia Oil & Gas Corp
filed 2021-05-05
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, there were 175,525,081 shares of Class A Common Stock, $0.0001 par value per share, and 66,624,035 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The following are definitions of certain other terms and conventions that are used in this Quarterly Report on Form 10-Q:

The “Company” or “Magnolia.” Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, including Magnolia Intermediate, Magnolia LLC, Magnolia Operating, and Magnolia Oil & Gas Finance Corp.).

“Magnolia Intermediate.” Magnolia Oil & Gas Intermediate LLC.

“Magnolia LLC.” Magnolia Oil & Gas Parent LLC.

“Magnolia LLC Units.” Units representing limited liability company interests in Magnolia LLC.

“Magnolia Operating.” Magnolia Oil & Gas Operating LLC.

“EnerVest.” EnerVest Ltd.

“Business Combination.” The acquisition, which closed on July 31, 2018, of the Karnes County Assets; the Giddings Assets; and a 35% membership interest in Ironwood Eagle Ford Midstream, LLC.

“Class A Common Stock.” Magnolia’s Class A Common Stock, par value $0.0001 per share.

“Class B Common Stock.” Magnolia’s Class B Common Stock, par value $0.0001 per share.

“Giddings Assets.” Certain right, title, and interest in certain oil and natural gas assets located primarily in the Giddings area of the Austin Chalk formation.

“Issuers.” Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating, as it relates to the 2026 Senior Notes.

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

“Non-Compete.” The non-compete agreement, dated July 31, 2018, between the Company and EnerVest, pursuant to which EnerVest and certain of its affiliates are restricted from competing with the Company in certain counties comprising the Eagle Ford Shale.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$178,194	$192,561
Accounts receivable	107,229	81,559
Drilling advances	983	3,805
Other current assets	2,812	3,601
Total current assets	289,218	281,526
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,170,928	2,130,125
Other	4,853	4,412
Accumulated depreciation, depletion and amortization	(1,027,979)	(985,010)
Total property, plant and equipment, net	1,147,802	1,149,527
OTHER ASSETS
Deferred financing costs, net	5,465	6,042
Intangible assets, net	7,233	9,346
Other long-term assets	6,130	6,979
Total other assets	18,828	22,367
TOTAL ASSETS	$1,455,848	$1,453,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$74,125	$62,626
Other current liabilities (Note 8)	51,810	66,323
Total current liabilities	125,935	128,949
LONG-TERM LIABILITIES
Long-term debt, net	391,448	391,115
Asset retirement obligations, net of current	89,209	88,232
Other long-term liabilities	5,244	5,702
Total long-term liabilities	485,901	485,049
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 183,540 shares issued and 176,093 shares outstanding in 2021 and 168,755 shares issued and 163,280 shares outstanding in 2020	18	17
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 66,624 shares issued and outstanding in 2021 and 85,790 shares issued and outstanding in 2020	7	9
Additional paid-in capital	1,731,234	1,712,544
Treasury Stock, at cost, 7,448 shares and 5,475 shares in 2021 and 2020, respectively	(59,239)	(38,958)
Accumulated deficit	(1,062,206)	(1,125,450)
Noncontrolling interest	234,198	291,260
Total equity	844,012	839,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,455,848	$1,453,420

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES
Oil revenues	$146,413	$154,686
Natural gas revenues	34,764	16,175
Natural gas liquids revenues	26,486	10,504
Total revenues	207,663	181,365
OPERATING EXPENSES
Lease operating expenses	19,392	24,163
Gathering, transportation and processing	8,799	8,020
Taxes other than income	10,762	10,018
Exploration expense	2,062	556,427
Impairment of oil and natural gas properties	—	1,381,258
Asset retirement obligations accretion	1,331	1,438
Depreciation, depletion and amortization	42,944	142,671
Amortization of intangible assets	2,113	3,626
General and administrative expenses	20,364	18,080
Total operating expenses	107,767	2,145,701

OPERATING INCOME (LOSS)	99,896	(1,964,336)

OTHER INCOME (EXPENSE)
Income from equity method investee	—	440
Interest expense, net	(7,294)	(6,757)
Loss on derivatives, net	(482)	—
Other expense, net	(229)	(472)
Total other expense, net	(8,005)	(6,789)

INCOME (LOSS) BEFORE INCOME TAXES	91,891	(1,971,125)
Income tax expense (benefit)	399	(75,826)
NET INCOME (LOSS)	91,492	(1,895,299)
LESS: Net income (loss) attributable to noncontrolling interest	28,248	(668,289)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$63,244	$(1,227,010)

NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$0.38	$(7.34)
Diluted	$0.37	$(7.34)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	166,952	167,149
Diluted	169,636	167,149

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense	—	—	—	—	1,902	—	—	—	1,902	977	2,879
Changes in ownership interest adjustment	—	—	—	—	(970)	—	—	—	(970)	970	—
Common stock issued related to stock based compensation, net	154	—	—	—	(298)	—	—	—	(298)	(154)	(452)
Class A Common Stock repurchase	—	—	—	—	—	1,000	(6,483)	—	(6,483)	—	(6,483)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(284)	(284)
Net loss	—	—	—	—	—	—	—	(1,227,010)	(1,227,010)	(668,289)	(1,895,299)
Balance, March 31, 2020	168,473	$17	85,790	$9	$1,703,996	2,000	$(16,760)	$(1,144,070)	$543,192	$285,698	$828,890

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422
Stock based compensation expense	—	—	—	—	1,835	—	—	—	1,835	870	2,705
Changes in ownership interest adjustment	—	—	—	—	28,924	—	—	—	28,924	(28,924)	—
Common stock issued related to stock based compensation, net	244	—	—	—	(839)	—	—	—	(839)	(399)	(1,238)
Class A Common Stock repurchases	—	—	—	—	—	1,973	(20,281)	—	(20,281)	—	(20,281)
Class B Common Stock purchase and cancellation	—	—	(5,000)	(1)	1	—	—	—	—	(50,781)	(50,781)
Non-compete settlement	375	—	—	—	(11,231)	—	—	—	(11,231)	(5,921)	(17,152)
Conversion of Class B Common Stock to Class A Common Stock	14,166	1	(14,166)	(1)	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(155)	(155)
Net Income	—	—	—	—	—	—	—	63,244	63,244	28,248	91,492
Balance, March 31, 2021	183,540	$18	66,624	$7	$1,731,234	7,448	$(59,239)	$(1,062,206)	$609,814	$234,198	$844,012

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$91,492	$(1,895,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	42,944	142,671
Amortization of intangible assets	2,113	3,626
Exploration expense, non-cash	—	555,189
Impairment of oil and natural gas properties	—	1,381,258
Asset retirement obligations accretion	1,331	1,438
Amortization of deferred financing costs	910	896
Loss on derivatives, net	482	—
Deferred taxes	—	(74,654)
Stock based compensation	2,705	2,879
Other	(84)	(440)
Changes in operating assets and liabilities:
Accounts receivable	(25,670)	28,031
Accounts payable	11,499	6,726
Accrued liabilities	(12,997)	(16,547)
Drilling advances	2,823	(563)
Other assets and liabilities, net	605	(333)
Net cash provided by operating activities	118,153	134,878
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, other	(558)	(69,390)
Additions to oil and natural gas properties	(40,166)	(101,391)
Changes in working capital associated with additions to oil and natural gas properties	(1,744)	7,181
Other investing	(416)	(200)
Net cash used in investing activities	(42,884)	(163,800)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to noncontrolling interest owners	(155)	(284)
Class A Common Stock repurchases	(20,281)	(6,483)
Class B Common Stock purchase and cancellation	(50,781)	—
Non-compete settlement	(17,152)	—
Other financing activities	(1,267)	(452)
Net cash used in financing activities	(89,636)	(7,219)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,367)	(36,141)
Cash and cash equivalents – Beginning of period	192,561	182,633
Cash and cash equivalents – End of period	$178,194	$146,492

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental non-cash operating activity:
Cash paid (received) for income taxes	$—	$—
Cash paid for interest	12,441	12,540
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$14,624	$47,903
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$53	$—

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization and Nature of Operations

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long-term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated and combined financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 (the “2020 Form 10-K”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated and combined financial statements included in the Company’s 2020 Form 10-K.

In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.

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

2. Summary of Significant Accounting Policies

As of March 31, 2021, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated and combined financial statements contained in the Company’s 2020 Form 10-K.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes,” which reduces the complexity of accounting for income taxes by removing certain exceptions to the general principles and also simplifying areas such as separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard is effective for interim and annual periods beginning after December 15, 2020 and shall be applied on either a prospective basis, a retrospective basis for all periods presented, or a modified retrospective basis through a cumulative-effect adjustment to retained earnings depending on which aspects of the new standard are applicable to an entity. The Company adopted this standard on a prospective basis on January 1, 2021. The adoption of this guidance did not have any material impact on the Company’s financial position, cash flows, or results of operations.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. Oil, natural gas, and NGL sales are recognized as revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations are primarily comprised of delivery of oil, natural gas, or NGLs at a delivery point, as negotiated and reflected within each contract. Each barrel of oil, million Btu of natural gas, gallon of NGLs, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated.

The Company’s oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser-posted prices for the producing area. For oil contracts, the Company generally records sales based on the net amount received.

For natural gas contracts, the Company generally records wet gas sales (which consists of natural gas and NGLs based on end products after processing) at the wellhead or inlet of the gas processing plant (i.e., the point of control transfer) as revenues net of gathering, transportation and processing expenses if the processor is the customer and there is no redelivery of commodities to the Company at the tailgate of the plant. Conversely, the Company generally records residual natural gas and NGL sales at the tailgate of the plant (i.e., the point of control transfer) on a gross basis along with the associated gathering, transportation and processing expenses if the processor is a service provider and there is redelivery of one or several commodities to the Company at the tailgate of the plant. The facts and circumstances of an arrangement are considered and judgment is often required in making this determination. For processing contracts that require noncash consideration in exchange for processing services, the Company recognizes revenue and an equal gathering, transportation and processing expense for commodities transferred to the service provider.

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

The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $95.2 million as of March 31, 2021 and $72.0 million as of December 31, 2020.

The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented.

Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including, but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and the transfer of legal title.

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

The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments are recorded immediately to earnings as “Loss on derivatives, net” on the Company’s consolidated statements of operations. For the three months ended March 31, 2021, the Company recognized a $0.5 million unrealized loss related to its derivative instruments. There were no cash settlements or realized gains or losses on the Company’s derivative instruments during the three months ended March 31, 2021 and 2020.

The Company had the following outstanding derivative contracts in place as of March 31, 2021:

2021
Natural gas costless collars:
Notional volume (MMBtu)	7,650,000
Weighted average floor price ($/MMBtu)	$2.31
Weighted average ceiling price ($/MMBtu)	$3.00

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

Recurring Fair Value Measurements

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheet at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$391,448	$413,500	$391,115	$407,500
The fair value of the 2026 Senior Notes at March 31, 2021 and December 31, 2020 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

The Company has other financial instruments consisting primarily of receivables, payables, and other current assets and liabilities that approximate fair value due to the nature of the instruments and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in business combinations and asset retirement obligations.

Derivative Instruments

The fair values of the Company’s natural gas costless collar derivative instruments are measured using an industry-standard pricing model and are provided by a third party. The inputs used in the third-party pricing model include quoted forward prices for natural gas, the contracted volumes, volatility factors, and time to maturity, which are considered Level 2 inputs. The Company’s derivative instruments are recorded at fair value within “Other current liabilities” on the Company’s consolidated balance sheet as of March 31, 2021. The Company’s derivative instruments were recorded at fair value within “Other current assets” on the Company’s consolidated balance sheet as of December 31, 2020. These fair values are recorded by netting asset and liability positions with the same counterparty and are subject to contractual terms, which provide for net settlement.

The following table presents the classification of the outstanding derivative instruments and the fair value hierarchy table for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value	Netting	Carrying Amount
March 31, 2021
Current assets:
Natural gas derivative instruments	$—	$114	$—	$114	$(114)	$—
Current liabilities:
Natural gas derivative instruments	$—	$319	$—	$319	$(114)	$205

	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value	Netting	Carrying Amount
December 31, 2020
Current assets:
Natural gas derivative instruments	$—	$1,375	$—	$1,375	$(1,098)	$277
Current liabilities:
Natural gas derivative instruments	$—	$1,098	$—	$1,098	$(1,098)	$—

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

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statement of operations for the three months ended March 31, 2020. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. The Company calculated the estimated fair values of its oil and natural gas properties using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments. No impairments were recorded for the three months ended March 31, 2021.

7. Intangible Assets

Non-Compete Agreement

On July 31, 2018 (the “Closing Date”), the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which prohibits EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until July 31, 2022. In January 2021, the Company amended the Non-Compete such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of the Closing Date, the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock.

On the Closing Date, the Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the Company’s consolidated balance sheet. These intangible assets have a definite life and are subject to amortization utilizing the straight-line method over their economic life, currently estimated to be two and one-half to four years. The Company includes the amortization in “Amortization of intangible assets” on the Company’s consolidated statements of operations.

(In thousands)	March 31, 2021	December 31, 2020
Non-compete intangible assets	$44,400	$44,400
Accumulated amortization	(37,167)	(35,054)
Intangible assets, net	$7,233	$9,346
Weighted average amortization period (in years)	3.25	3.25
8. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	March 31, 2021	December 31, 2020
Accrued capital expenditures	$14,624	$16,368
Accrued general and administrative expenditures	9,155	11,243
Accrued gathering, transportation and processing	6,800	6,101
Accrued production taxes	6,577	4,824
Other	14,654	27,787
Total Other current liabilities	$51,810	$66,323
9. Long-term Debt

The Company’s debt is comprised of the following:

(In thousands)	March 31, 2021	December 31, 2020
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(8,552)	(8,885)
Long-term debt, net	$391,448	$391,115

Credit Facility

In connection with the consummation of the Business Combination, the RBL Facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto, and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of March 31, 2021 was $450.0 million, which was reaffirmed on April 12, 2021. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of March 31, 2021, the Company was in compliance with all covenants under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of March 31, 2021.

The Company did not have any outstanding borrowings under its RBL Facility as of March 31, 2021.
2026 Senior Notes

On July 31, 2018, the Issuers issued and sold $400.0 million aggregate principal amount of 2026 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2026 Senior Notes were issued under the Indenture, dated as of July 31, 2018 (the “Indenture”), by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee. The 2026 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia Operating, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2026 Senior Notes will mature on August 1, 2026 and bear interest at the rate of 6.0% per annum.

At any time prior to August 1, 2022, the Issuers may, on any one or more occasions, redeem all or a part of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the 2026 Senior Notes redeemed, plus a “make whole” premium on accrued and unpaid interest, if any, to, but excluding, the date of redemption. After August 1, 2022, the Issuers may redeem all or a part of the 2026 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, which were capitalized. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the consolidated balance sheet as of March 31, 2021. The Company recognized interest expense related to the 2026 Senior Notes of $6.3 million for each of the three months ended March 31, 2021 and 2020.

10. Commitments and Contingencies

Legal Matters

The Company is involved in disputes or legal actions in the ordinary course of business. For example, certain of the Karnes County Contributors and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Assets. The litigation is in the pre-trial stage. The exposure related to this litigation is currently not reasonably estimable. The Karnes County Contributors retained all such liability in connection with the Business Combination. At March 31, 2021, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at March 31, 2021 or March 31, 2020.

Environmental Matters

The Company, as an owner or lessee and operator of oil and natural gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and the protection of, the environment. These laws and regulations may, among other things, impose liability on a lessee under an oil and natural gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in an affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.

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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. The implications of the decrease in global demand for, coupled with the general oversupply of, oil may have further negative effects on the Company’s business. Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world or as a result of the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of any further impact of the pandemic on the Company’s industry and business cannot be reasonably predicted at this time.

11. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Current:
Federal	$—	$(1,172)
State	399	—
	399	(1,172)
Deferred:
Federal	—	(68,877)
State	—	(5,777)
	—	(74,654)
Income tax expense (benefit)	$399	$(75,826)

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 0.4% and 3.8%, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets which resulted in additional differences between the effective tax rate and the statutory rate as of March 31, 2021 and March 31, 2020. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances.

As of March 31, 2021, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the quarter ended March 31, 2021, no amounts were incurred for income tax uncertainties or interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

On March 5, 2021, EnerVest redeemed 14.2 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold such shares as part of the secondary offering. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest. The redemption and exchange of these Magnolia LLC Units created additional tax basis in Magnolia LLC. There was no net tax impact as the Company recorded a full valuation allowance.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Applying the net operating loss carryback provision resulted in an income tax benefit of $1.2 million in the first quarter of 2020.

During the first quarter of 2020, the Company moved from a net deferred tax liability position to an estimated net deferred tax asset position, resulting primarily from oil and natural gas impairments. As of March 31, 2021, the Company’s net deferred tax asset was $218.5 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of March 31, 2021, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $218.5 million.

12. Stockholders’ Equity

Class A Common Stock

At March 31, 2021, there were 183.5 million shares of Class A Common Stock issued and 176.1 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At March 31, 2021, there were 66.6 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchase Program

The Company’s board of directors has authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. As of March 31, 2021, the Company had repurchased 7.4 million shares under the plan at a cost of $59.2 million.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Karnes County Contributors in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units).

On March 5, 2021, Magnolia LLC repurchased and subsequently canceled 5.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $50.8 million of cash consideration (the “Class B Common Stock Repurchase”). In addition, EnerVest redeemed 14.2 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold such shares as part of the secondary offering completed on March 5, 2021. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest. Magnolia funded the Class B Common Stock Repurchase with cash on hand. As of March 31, 2021, Magnolia owned approximately 72.6% of the interest in Magnolia LLC and the noncontrolling interest was 27.4%.

In the first quarter of 2019, Magnolia Operating formed Highlander Oil & Gas Holdings LLC (“Highlander”) as a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest.

13. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (the “Plan”), effective as of July 17, 2018. A total of 11.8 million shares of Class A Common Stock have been authorized for issuance under the Plan. On May 4, 2021, the Company increased the maximum total number of shares of Class A Common Stock that may be issued under the Plan by 5.0 million to 16.8 million. The Company grants stock based compensation awards in the form of restricted stock units (“RSUs”), performance stock units (“PSUs”), and performance restricted stock units (“PRSUs”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $2.7 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PSU, and PRSU activity.

	Restricted Stock Units		Performance Stock Units		Performance Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,686,637	$8.51	841,425	$10.95	—	$—
Granted	306,132	9.69	—	—	1,002,918	9.33
Vested	(340,517)	9.50	(8,333)	14.58	—	—
Forfeited	(65,009)	9.96	(75,148)	9.13	(1,839)	9.33
Unvested at March 31, 2021	1,587,243	$8.46	757,944	$11.10	1,001,079	$9.33

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period, in the case of awards to employees, and vest in full after one year, in the case of awards to directors. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company for any reason prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested RSUs as of March 31, 2021 was $9.9 million, which the Company expects to recognize over a weighted average period of 2.0 years.

Performance Stock Units and Performance Restricted Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. Unrecognized compensation expense related to unvested PRSUs as of March 31, 2021 was $9.0 million, which the Company expects to recognize over a weighted average period of 3.0 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. Unrecognized compensation expense related to unvested PSUs as of March 31, 2021 was $2.3 million, which the Company expects to recognize over a weighted average period of 1.2 years.

The grant date fair values of the PRSUs granted during the three months ended March 31, 2021 and the PSUs granted during the three months ended March 31, 2020, were $9.4 million and $2.5 million, respectively, calculated using a Monte Carlo simulation. The following table summarizes the assumptions used to calculate the grant date fair value of the PRSUs in 2021 and the PSUs in 2020.

	Three Months Ended
PRSU and PSU Grant Date Fair Value Assumptions	March 31, 2021	March 31, 2020
Expected term (in years)	3.64	2.85
Expected volatility	55.18%	33.50%
Risk-free interest rate	0.56%	1.16%

14. Earnings (Loss) Per Share

The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities and, therefore, have been deducted from earnings in computing basic and diluted net income (loss) per share under the two-class method. Diluted net income (loss) per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended
(In thousands, except per share data)	March 31, 2021	March 31, 2020
Basic:
Net income (loss) attributable to Class A Common Stock	$63,244	$(1,227,010)
Less: Undistributed earnings allocated to participating securities	213	—
Net income (loss), net of participating securities	$63,031	$(1,227,010)
Weighted average number of common shares outstanding during the period - basic	166,952	167,149
Net income (loss) per share of Class A Common Stock - basic	$0.38	$(7.34)

Diluted:
Net income (loss) attributable to Class A Common Stock	$63,244	$(1,227,010)
Less: Undistributed earnings reallocated to participating securities	210	—
Net income (loss), net of participating securities	$63,034	$(1,227,010)
Weighted average number of common shares outstanding during the period - basic	166,952	167,149
Add: Dilutive effect of stock based compensation and other	2,684	—
Weighted average number of common shares outstanding during the period - diluted	169,636	167,149
Net income (loss) per share of Class A Common Stock - diluted	$0.37	$(7.34)
For the three months ended March 31, 2021 and March 31, 2020, respectively, the Company excluded 80.3 million and 85.8 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. In addition, for the three months ended March 31, 2020, the Company excluded 4.0 million contingent shares of Class A Common Stock issuable to an affiliate of EnerVest, provided EnerVest does not compete in the Market Area, and 0.3 million RSUs and PSUs because the effect was anti-dilutive.

15. Related Party Transactions

As of March 31, 2021, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, both of which are part of the Karnes County Contributors, each held more than 10% of the Company’s common stock and qualified as principal owners of the Company, as defined in ASC 850, “Related Party Disclosures.”

Class B Common Stock Repurchase and Secondary Offering

On March 5, 2021, EnerVest Energy Institutional Fund XIV-A, L.P. received $33.6 million in cash and surrendered 3.3 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock. Subsequently, Magnolia LLC canceled the surrendered Magnolia LLC Units and a corresponding number of shares of Class B Common Stock. EnerVest Energy Institutional Fund XIV-A, L.P. also redeemed 9.4 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock which were subsequently sold to the public in a secondary offering completed on March 5, 2021. In the same secondary offering, EnerVest Energy Institutional Fund XIV-C, L.P. sold 5.4 million shares of Class A Common Stock. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest Energy Institutional Fund XIV-A, L.P. or EnerVest Energy Institutional Fund XIV-C, L.P. as part of the secondary offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, Magnolia’s assumptions about:

•the length, scope, and severity of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices, and supply and demand considerations;

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

•cyber attacks;

•the occurrence of property acquisitions or divestitures;

•the integration of acquisitions; and

•the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks.

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 (the “2020 Form 10-K”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes thereto.

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and NGL reserves that operates in one reportable segment located in the United States. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations.

Magnolia’s objective is to generate stock market value over the long-term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments such as the one the Company is currently experiencing.

COVID-19 Pandemic and Market Conditions Update

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions, and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and natural gas. The implications of the decrease in global demand for, coupled with the general oversupply of, oil may have further negative effects on the Company’s business. Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world or as a result of the related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of any further impact of the pandemic on Magnolia’s industry and business cannot be reasonably predicted at this time.

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. In the first quarter of 2021, Magnolia operated one rig in the Giddings area. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program, as its operated drilling rig is on a short-term contract and the Company has no long-term service obligations. Moreover, Magnolia does not have any contractual drilling obligations and nearly all of the Company’s acreage is held by production.

In order to protect the health and safety of its workers, Magnolia and its contractors have implemented protocols to reduce the risk of an outbreak within the Company’s operations, and these protocols have not reduced production or efficiency in a significant manner. Magnolia's board of directors is continuing to monitor the unfolding COVID-19 pandemic very closely. Magnolia has been able to maintain a consistent level of effectiveness, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting.

Business Overview
As of March 31, 2021, Magnolia’s assets in South Texas included 42,970 gross (23,512 net) acres in the Karnes area, and 634,210 gross (436,585 net) acres in the Giddings area. As of March 31, 2021, Magnolia held an interest in approximately 1,841 gross (1,174 net) wells, with total production of 62.3 thousand barrels of oil equivalent per day (“Mboe/d”) for the three months ended March 31, 2021. In the first quarter of 2021, Magnolia operated one rig in the Giddings area.

Magnolia recognized net income attributable to Class A Common Stock of $63.2 million, or $0.37 per diluted common share, for the three months ended March 31, 2021. Magnolia recognized net income of $91.5 million, which includes a noncontrolling interest of $28.2 million related to the Magnolia LLC Units (and corresponding Class B Common Stock) held by certain affiliates of EnerVest for the three months ended March 31, 2021.

The Company’s board of directors has authorized a share repurchase program of up to 20.0 million shares. The program does not require purchases to be made within a particular timeframe. As of March 31, 2021, the Company had repurchased 7.4 million shares under the plan at an aggregate cost of $59.2 million.

On March 5, 2021, Magnolia LLC repurchased and subsequently canceled 5.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $50.8 million of cash consideration (the “Class B Common Stock Repurchase”). In addition, EnerVest redeemed 14.2 million shares of Class B Common Stock for Class A Common Stock and subsequently sold the stock as part of the secondary offering completed on March 5, 2021. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest. Magnolia funded the Class B Common Stock Repurchase with cash on hand. As of March 31, 2021, Magnolia owned approximately 72.6% of the interest in Magnolia LLC and the noncontrolling interest was 27.4%.
Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

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

	Three Months Ended
(In thousands, except per unit data)	March 31, 2021	March 31, 2020
Production:
Oil (MBbls)	2,593	3,391
Natural gas (MMcf)	10,240	10,053
NGLs (MBbls)	1,304	1,155
Total (Mboe)	5,604	6,222

Average daily production:
Oil (Bbls/d)	28,808	37,259
Natural gas (Mcf/d)	113,783	110,475
NGLs (Bbls/d)	14,490	12,688
Total (boe/d)	62,262	68,360

Revenues:
Oil revenues	$146,413	$154,686
Natural gas revenues	34,764	16,175
Natural gas liquids revenues	26,486	10,504
Total revenues	$207,663	$181,365

Average Price:
Oil (per barrel)	$56.47	$45.62
Natural gas (per Mcf)	3.39	1.61
NGLs (per barrel)	20.31	9.09
Oil revenues were 71% and 85% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively. Oil production was 46% and 55% of total production volume for the three months ended March 31, 2021 and 2020, respectively. Oil revenues for the three months ended March 31, 2021 were $8.3 million lower than the three months ended March 31, 2020. A 24% decrease in oil production reduced revenues by $45.1 million compared to the same period in the prior year, while a 24% increase in average prices increased first quarter 2021 revenues by $36.8 million. The decrease in oil production was the result of the Company bringing fewer wells online in the three months ended March 31, 2021.

Natural gas revenues were 17% and 9% of the Company's total revenues for the three months ended March 31, 2021 and 2020, respectively. Natural gas production was 30% and 27% of total production volume for the three months ended March 31, 2021 and 2020, respectively. Natural gas revenues for the three months ended March 31, 2021 were $18.6 million higher than the three months ended March 31, 2020. A 111% increase in average prices increased first quarter 2021 revenues by $18.0 million compared to the same period in the prior year, while a 2% increase in natural gas production increased revenues by $0.6 million.

NGL revenues were 13% and 6% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively. NGL production was 23% and 19% of total production volume for the three months ended March 31, 2021 and 2020, respectively. NGL revenues for the three months ended March 31, 2021 were $16.0 million higher than the three months ended March 31, 2020. A 123% increase in average prices increased first quarter 2021 revenues by $13.0 million compared to the same period in the prior year, while a 13% increase in NGL production increased revenues by $3.0 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	March 31, 2021	March 31, 2020
Operating Expenses:
Lease operating expenses	$19,392	$24,163
Gathering, transportation and processing	8,799	8,020
Taxes other than income	10,762	10,018
Exploration expenses	2,062	556,427
Impairment of oil and natural gas properties	—	1,381,258
Asset retirement obligations accretion	1,331	1,438
Depreciation, depletion and amortization	42,944	142,671
Amortization of intangible assets	2,113	3,626
General and administrative expenses	20,364	18,080
Total operating expenses	$107,767	$2,145,701

Other Income (Expense):
Income from equity method investee	$—	$440
Interest expense, net	(7,294)	(6,757)
Loss on derivatives, net	(482)	—
Other expense, net	(229)	(472)
Total other expense, net	$(8,005)	$(6,789)

Average Operating Costs per boe:
Lease operating expenses	$3.46	$3.88
Gathering, transportation and processing	1.57	1.29
Taxes other than income	1.92	1.61
Exploration expense	0.37	89.43
Impairment of oil and natural gas properties	—	222.00
Asset retirement obligations accretion	0.24	0.23
Depreciation, depletion and amortization	7.66	22.93
Amortization of intangible assets	0.38	0.58
General and administrative expenses	3.63	2.91
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended March 31, 2021 were $4.8 million, or $0.42 per boe, lower compared to the corresponding 2020 period primarily due to a reduction of workover expenses associated with bringing fewer new wells online, resulting in lower production.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended March 31, 2021 were $0.8 million, or $0.28 per boe, higher than the three months ended March 31, 2020 primarily due to higher natural gas production and prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended March 31, 2021 were $0.7 million, or $0.31 per boe, higher compared to the three months ended March 31, 2020 primarily due to an increase in natural gas and NGL revenues.

Exploration expenses are geological and geophysical costs that include unproved property impairments, seismic surveying costs, costs of expired or abandoned leases, and delay rentals. Exploration expenses for the three months ended March 31, 2021 were lower than the three months ended March 31, 2020 by $554.4 million, or $89.06 per boe, as a result of an impairment recorded for the quarter ended March 31, 2020 related to Magnolia’s unproved oil and natural gas properties due to the sharp decline in commodity prices primarily driven by the COVID-19 pandemic and oversupply by producers relating to oil price and production controls. For more information, please see Note 6—Fair Value Measurements in the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2021, the Company did not recognize any impairments. For the three months ended March 31, 2020, the Company recognized $1.4 billion of impairment included in “Impairment of oil and natural gas properties” in the consolidated statement of operations related to its proved oil and natural gas properties. The impairment was driven by the sharp decline in commodity prices. For more information, please see Note 6—Fair Value Measurements in the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Depreciation, depletion and amortization (“DD&A”) during the three months ended March 31, 2021 was $99.7 million, or $15.27 per boe, lower than the three months ended March 31, 2020, primarily as a result of lower oil and natural gas property balances associated with proved property impairments recorded in the first quarter of 2020.

General and administrative (“G&A”) expenses during the three months ended March 31, 2021 were $2.3 million, or $0.72 per boe, higher than the three months ended March 31, 2020 primarily driven by costs associated with the termination of the Services Agreement and increased corporate payroll expenses related to increased employee headcount.

Loss on derivatives, net was a $0.5 million unrealized loss related to the Company’s natural gas costless collar entered into during the third quarter of 2020. There was no derivative activity in the corresponding 2020 period.

Liquidity and Capital Resources

Magnolia’s primary source of liquidity and capital has been its cash flows from operations. The Company’s primary uses of cash have been for acquisitions of oil and natural gas properties and related assets, development of the Company’s oil and natural gas properties, share repurchases, and general working capital needs.

The Company may also utilize borrowings under other various financing sources available to it, including its RBL Facility and the issuance of equity or debt securities through public offerings or private placements, to fund Magnolia’s acquisitions and long-term liquidity needs. Magnolia’s ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and the Company’s financial condition. The Company anticipates its current cash balance, cash flows from operations, and its available sources of liquidity to be sufficient to meet the Company’s cash requirements.

As of March 31, 2021, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of March 31, 2021, the Company had $628.2 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, which was reaffirmed on April 12, 2021, and $178.2 million of cash and cash equivalents.

Cash and Cash Equivalents

At March 31, 2021, Magnolia had $178.2 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Sources of cash and cash equivalents
Net cash provided by operating activities	$118,153	$134,878
Other	—	—
	$118,153	$134,878
Uses of cash and cash equivalents
Acquisitions, other	$(558)	$(69,390)
Additions to oil and natural gas properties	(40,166)	(101,391)
Changes in working capital associated with additions to oil and natural gas properties	(1,744)	7,181
Class A Common Stock repurchases	(20,281)	(6,483)
Class B Common Stock purchase and cancellation	(50,781)	—
Non-compete settlement	(17,152)	—
Other	(1,838)	(936)
	(132,520)	(171,019)
Decrease in cash and cash equivalents	$(14,367)	$(36,141)
Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short- and long-term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings or net losses, with the exception of certain non-cash expenses such as DD&A, the non-cash portion of exploration expense, impairment of oil and natural gas properties, asset retirement obligations accretion, and deferred income tax expense.

Net cash provided by operating activities totaled $118.2 million and $134.9 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, cash provided by operating activities was negatively impacted by lower oil production, partially offset by positive impacts from increased oil and natural gas prices, and by a decrease in expenses associated with bringing fewer new wells online.

Uses of Cash and Cash Equivalents

Acquisitions

During the three months ended March 31, 2020, the Company completed various leasehold and property acquisitions, primarily comprised of a $69.7 million acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas. There were no such acquisitions during the three months ended March 31, 2021.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Drilling and completion	$38,850	$100,611
Leasehold acquisition costs	1,316	780
Total capital expenditures	$40,166	$101,391

As of March 31, 2021, Magnolia was running a one-rig program for the Giddings Assets. The activity during the three months ended March 31, 2021 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

The Company’s board of directors has authorized a share repurchase program of up to 20 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the three months ended March 31, 2021 and 2020, the Company repurchased 2.0 million and 1.0 million shares for a total cost of approximately $20.3 million and $6.5 million, respectively.

On March 5, 2021, Magnolia LLC repurchased and subsequently canceled 5.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $50.8 million of cash consideration. Magnolia funded the Class B Common Stock Repurchase with cash on hand. As of March 31, 2021, Magnolia owned approximately 72.6% of the interest in Magnolia LLC and the noncontrolling interest was 27.4%.

In January 2021, the Company amended the Non-Compete agreement such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of July 31, 2018 (the “Closing Date”), the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement governing the RBL Facility. At March 31, 2021, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the three months ended March 31, 2021 would have increased (decreased) the Company’s revenues by approximately $10.4 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2021 would have increased (decreased) the Company’s revenues by approximately $4.1 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors

Please refer to Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2020 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented.

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program
January 1, 2021 - January 31, 2021	550,000	$8.42	550,000	3,975,000
February 1, 2021 - February 28, 2021	475,000	9.89	475,000	13,500,000
March 1, 2021 - March 31, 2021	947,520	11.56	947,520	12,552,480
Total	1,972,520	$10.28	1,972,520	12,552,480
(1)In August 2019, the Company’s board of directors authorized a share repurchase program of up to 10.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. In February 2021, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock.
On March 5, 2021, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled 5.0 million units representing limited liability company interests in Magnolia LLC with an equal number of shares of corresponding Class B Common Stock for a cash consideration of $50.8 million at an average price of $10.16 per share. There is no public market for the Class B Common Stock. For further detail, see Note 12—Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

MAGNOLIA OIL & GAS CORPORATION

Date: May 5, 2021	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)