Form 10-Q
period 2021-06-30
Magnolia Oil & Gas Corp
filed 2021-08-03
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 175,331,140 shares of Class A Common Stock, $0.0001 par value per share, and 60,523,656 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“Magnolia LLC Unit Holders.” EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-WIC, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-2A, L.P., a Delaware limited partnership, EnerVest Energy Institutional Fund XIV-3A, L.P., a Delaware limited partnership, and EnerVest Energy Institutional Fund XIV-C-AIV, L.P., a Delaware limited partnership.

“RBL Facility.” Senior secured reserve-based revolving credit facility.

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“Services Agreement.” That certain Services Agreement, as amended, dated as of July 31, 2018, by and between the Company, Magnolia Operating, and EnerVest Operating L.L.C. (“EVOC”), pursuant to which EVOC provided certain services to the Company as described in the agreement.

“Stockholder Agreement.” The Stockholder Agreement, dated as of July 31, 2018, by and between the Company and the other parties thereto.

“Non-Compete.” That certain Non-Competition Agreement, dated July 31, 2018, between the Company and EnerVest, pursuant to which EnerVest and certain of its affiliates were restricted from competing with the Company in certain counties comprising the Eagle Ford Shale.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$190,282	$192,561
Accounts receivable	119,241	81,559
Drilling advances	1,244	3,805
Other current assets	2,094	3,601
Total current assets	312,861	281,526
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,237,851	2,130,125
Other	5,120	4,412
Accumulated depreciation, depletion and amortization	(1,071,338)	(985,010)
Total property, plant and equipment, net	1,171,633	1,149,527
OTHER ASSETS
Deferred financing costs, net	4,881	6,042
Intangible assets, net	—	9,346
Other long-term assets	8,970	6,979
Total other assets	13,851	22,367
TOTAL ASSETS	$1,498,345	$1,453,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$92,134	$62,626
Other current liabilities (Note 8)	75,815	66,323
Total current liabilities	167,949	128,949
LONG-TERM LIABILITIES
Long-term debt, net	386,996	391,115
Asset retirement obligations, net of current	94,154	88,232
Other long-term liabilities	6,590	5,702
Total long-term liabilities	487,740	485,049
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 184,800 shares issued and 175,327 shares outstanding in 2021 and 168,755 shares issued and 163,280 shares outstanding in 2020	18	17
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 60,524 shares issued and outstanding in 2021 and 85,790 shares issued and outstanding in 2020	6	9
Additional paid-in capital	1,684,579	1,712,544
Treasury Stock, at cost, 9,473 shares and 5,475 shares in 2021 and 2020, respectively	(83,286)	(38,958)
Accumulated deficit	(977,761)	(1,125,450)
Noncontrolling interest	219,100	291,260
Total equity	842,656	839,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,498,345	$1,453,420

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Oil revenues	$188,096	$60,790	$334,509	$215,476
Natural gas revenues	32,595	13,168	67,359	29,343
Natural gas liquids revenues	30,035	8,881	56,521	19,385
Total revenues	250,726	82,839	458,389	264,204
OPERATING EXPENSES
Lease operating expenses	21,971	18,310	41,363	42,473
Gathering, transportation and processing	8,963	6,788	17,762	14,807
Taxes other than income	13,812	5,525	24,574	15,543
Exploration expense	62	6,462	2,124	562,888
Impairment of oil and natural gas properties	—	—	—	1,381,258
Asset retirement obligations accretion	1,405	1,464	2,736	2,902
Depreciation, depletion and amortization	43,332	50,870	86,275	193,542
Amortization of intangible assets	7,233	3,626	9,346	7,253
General and administrative expenses	24,757	15,729	45,122	33,809
Total operating expenses	121,535	108,774	229,302	2,254,475

OPERATING INCOME (LOSS)	129,191	(25,935)	229,087	(1,990,271)

OTHER INCOME (EXPENSE)
Income from equity method investee	—	611	—	1,052
Interest expense, net	(8,752)	(7,256)	(16,046)	(14,012)
Loss on derivatives, net	(2,004)	—	(2,486)	—
Other income (expense), net	135	13	(94)	(460)
Total other expense, net	(10,621)	(6,632)	(18,626)	(13,420)

INCOME (LOSS) BEFORE INCOME TAXES	118,570	(32,567)	210,461	(2,003,691)
Income tax expense (benefit)	2,398	(3,176)	2,797	(79,001)
NET INCOME (LOSS)	116,172	(29,391)	207,664	(1,924,690)
LESS: Net income (loss) attributable to noncontrolling interest	31,727	(11,119)	59,975	(679,408)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$84,445	$(18,272)	$147,689	$(1,245,282)

NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$0.48	$(0.11)	$0.86	$(7.46)
Diluted	$0.48	$(0.11)	$0.85	$(7.46)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	175,169	166,572	171,083	166,860
Diluted	176,129	166,572	172,085	166,860

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense	—	—	—	—	1,902	—	—	—	1,902	977	2,879
Changes in ownership interest adjustment	—	—	—	—	(970)	—	—	—	(970)	970	—
Common stock issued related to stock based compensation, net	154	—	—	—	(298)	—	—	—	(298)	(154)	(452)
Class A Common Stock repurchase	—	—	—	—	—	1,000	(6,483)	—	(6,483)	—	(6,483)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(284)	(284)
Net loss	—	—	—	—	—	—	—	(1,227,010)	(1,227,010)	(668,289)	(1,895,299)
Balance, March 31, 2020	168,473	$17	85,790	$9	$1,703,996	2,000	$(16,760)	$(1,144,070)	$543,192	$285,698	$828,890
Stock based compensation expense	—	—	—	—	2,023	—	—	—	2,023	1,042	3,065
Changes in ownership interest adjustment	—	—	—	—	124	—	—	—	124	(124)	—
Common stock issued related to stock based compensation and other, net	114	—	—	—	(22)	—	—	—	(22)	(11)	(33)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(207)	(207)
Net loss	—	—	—	—	—	—	—	(18,272)	(18,272)	(11,119)	(29,391)
Balance, June 30, 2020	168,587	$17	85,790	$9	$1,706,121	2,000	$(16,760)	$(1,162,342)	$527,045	$275,279	$802,324

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422
Stock based compensation expense	—	—	—	—	1,835	—	—	—	1,835	870	2,705
Changes in ownership interest adjustment	—	—	—	—	28,924	—	—	—	28,924	(28,924)	—
Common stock issued related to stock based compensation and other, net	244	—	—	—	(839)	—	—	—	(839)	(399)	(1,238)
Class A Common Stock repurchases	—	—	—	—	—	1,973	(20,281)	—	(20,281)	—	(20,281)
Class B Common Stock purchase and cancellation	—	—	(5,000)	(1)	1	—	—	—	—	(50,781)	(50,781)
Non-compete settlement	375	—	—	—	(11,231)	—	—	—	(11,231)	(5,921)	(17,152)
Conversion of Class B Common Stock to Class A Common Stock	14,166	1	(14,166)	(1)	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(155)	(155)
Net Income	—	—	—	—	—	—	—	63,244	63,244	28,248	91,492
Balance, March 31, 2021	183,540	$18	66,624	$7	$1,731,234	7,448	$(59,239)	$(1,062,206)	$609,814	$234,198	$844,012
Stock based compensation expense	—	—	—	—	2,577	—	—	—	2,577	951	3,528
Changes in ownership interest adjustment	—	—	—	—	(30,662)	—	—	—	(30,662)	30,662	—
Common stock issued related to stock based compensation and other, net	160	—	—	—	(44)	—	—	—	(44)	(17)	(61)
Class A Common Stock repurchases	—	—	—	—	—	2,025	(24,047)	—	(24,047)	—	(24,047)
Class B Common Stock purchase and cancellation	—	—	(5,000)	(1)	1	—	—	—	—	(71,750)	(71,750)
Non-compete settlement	—	—	—	—	(18,527)	—	—	—	(18,527)	(6,395)	(24,922)
Conversion of Class B Common Stock to Class A Common Stock	1,100	—	(1,100)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(276)	(276)
Net Income	—	—	—	—	—	—	—	84,445	84,445	31,727	116,172
Balance, June 30, 2021	184,800	$18	60,524	$6	$1,684,579	9,473	$(83,286)	$(977,761)	$623,556	$219,100	$842,656

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$207,664	$(1,924,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	86,275	193,542
Amortization of intangible assets	9,346	7,253
Exploration expense, non-cash	—	561,629
Impairment of oil and natural gas properties	—	1,381,258
Asset retirement obligations accretion	2,736	2,902
Amortization of deferred financing costs	2,018	1,797
Unrealized loss on derivatives, net	2,320	—
Deferred taxes	—	(77,834)
Stock based compensation	6,233	5,944
Other	(85)	(1,052)
Changes in operating assets and liabilities:
Accounts receivable	(37,682)	45,249
Accounts payable	29,509	(14,894)
Accrued liabilities	(6,322)	(13,958)
Drilling advances	2,561	(343)
Other assets and liabilities, net	1,458	(961)
Net cash provided by operating activities	306,031	165,842
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(9,409)	(69,782)
Additions to oil and natural gas properties	(94,356)	(129,651)
Changes in working capital associated with additions to oil and natural gas properties	11,814	(24,381)
Other investing	(655)	(345)
Net cash used in investing activities	(92,606)	(224,159)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(44,328)	(6,483)
Class B Common Stock purchase and cancellation	(122,531)	—
Non-compete settlement	(42,074)	—
Cash paid for debt modification	(4,976)	—
Distributions to noncontrolling interest owners	(431)	(490)
Other financing activities	(1,364)	(493)
Net cash used in financing activities	(215,704)	(7,466)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,279)	(65,783)
Cash and cash equivalents – Beginning of period	192,561	182,633
Cash and cash equivalents – End of period	$190,282	$116,850

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental non-cash operating activity:
Cash paid for income taxes	$15	$—
Cash paid for interest	14,033	12,540
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$28,182	$16,341
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$3,687	$1,508

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

Certain reclassifications of prior period financial statements have been made to conform to current reporting practices. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflects a noncontrolling interest representing primarily the interest owned by the Magnolia LLC Unit Holders through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 12—Stockholders’ Equity for further discussion of the noncontrolling interest.

2. Summary of Significant Accounting Policies

As of June 30, 2021, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated and combined financial statements contained in the Company’s 2020 Form 10-K.

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

The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $105.9 million as of June 30, 2021 and $72.0 million as of December 31, 2020.

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

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations during the three and six months ended June 30, 2021:

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Derivative settlements, realized loss	$166	$166
Unrealized loss on derivatives	1,838	2,320
Loss on derivatives, net	$2,004	$2,486

The Company did not have any derivative instruments during the three or six months ended June 30, 2020.

The Company had the following outstanding derivative contracts in place as of June 30, 2021:

2021
Natural gas costless collars:
Notional volume (MMBtu)	3,100,000
Weighted average floor price ($/MMBtu)	$2.31
Weighted average ceiling price ($/MMBtu)	$3.00

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

Recurring Fair Value Measurements

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheets at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$386,996	$412,608	$391,115	$407,500
The fair value of the 2026 Senior Notes at June 30, 2021 and December 31, 2020 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Derivative Instruments

The fair values of the Company’s natural gas costless collar derivative instruments are measured using an industry-standard pricing model and are provided by a third party. The inputs used in the third-party pricing model include quoted forward prices for natural gas, the contracted volumes, volatility factors, and time to maturity, which are considered Level 2 inputs. The Company’s derivative instruments are recorded at fair value within “Other current liabilities” on the Company’s consolidated balance sheet as of June 30, 2021. The Company’s derivative instruments were recorded at fair value within “Other current assets” on the Company’s consolidated balance sheet as of December 31, 2020. These fair values are recorded by netting asset and liability positions with the same counterparty and are subject to contractual terms, which provide for net settlement.

The following table presents the classification of the outstanding derivative instruments and the fair value hierarchy table for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value	Netting	Carrying Amount
June 30, 2021
Current assets:
Natural gas derivative instruments	$—	$—	$—	$—	$—	$—
Current liabilities:
Natural gas derivative instruments	$—	$2,043	$—	$2,043	$—	$2,043

	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value	Netting	Carrying Amount
December 31, 2020
Current assets:
Natural gas derivative instruments	$—	$1,375	$—	$1,375	$(1,098)	$277
Current liabilities:
Natural gas derivative instruments	$—	$1,098	$—	$1,098	$(1,098)	$—

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

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expense” on the Company’s consolidated statement of operations for the three and six months ended June 30, 2020. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. The Company calculated the estimated fair values of its oil and natural gas properties using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments. No impairments were recorded for the three and six months ended June 30, 2021.

7. Intangible Assets

Non-Compete Agreement

On July 31, 2018 (the “Closing Date”), the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which initially prohibited EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until July 31, 2022 (“Prohibited Period End Date”). In January 2021, the Company amended the Non-Compete such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of the Closing Date, the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock.

On June 30, 2021, the Company amended the Non-Compete Prohibited Period End Date to terminate on June 30, 2021 and paid $24.9 million in cash in lieu of delivering the remaining 1.6 million shares of Class A Common Stock (the “Second Non-Compete Amendment”).

On the Closing Date of the initial Business Combination, the Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the Company’s consolidated balance sheet. These intangible assets had a definite life and were subject to amortization utilizing the straight-line method over their economic life, previously estimated to be two and one-half to four years. The Second Non-Compete Amendment resulted in the Company accelerating the amortization of the remaining intangible assets. The Company includes the amortization in “Amortization of intangible assets” on the Company’s consolidated statements of operations.

(In thousands)	June 30, 2021	December 31, 2020
Non-compete intangible assets	$44,400	$44,400
Accumulated amortization	(44,400)	(35,054)
Intangible assets, net	$—	$9,346
Weighted average amortization period (in years)	2.70	3.25
8. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	June 30, 2021	December 31, 2020
Accrued capital expenditures	$28,182	$16,368
Accrued interest	10,000	10,000
Other	37,633	39,955
Total Other current liabilities	$75,815	$66,323
9. Long-term Debt

The Company’s debt is comprised of the following:

(In thousands)	June 30, 2021	December 31, 2020
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(13,004)	(8,885)
Long-term debt, net	$386,996	$391,115

Credit Facility

In connection with the consummation of the Business Combination, the RBL Facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto, and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of June 30, 2021 was $450.0 million, which was reaffirmed on April 12, 2021. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of June 30, 2021, the Company was in compliance with all covenants under the RBL Facility.
Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million for each of the three months ended June 30, 2021 and 2020, and $2.0 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of June 30, 2021.

The Company did not have any outstanding borrowings under its RBL Facility as of June 30, 2021.
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

On April 5, 2021, the terms of the Indenture were amended to modify, among other things, the criteria used by the Company to make Restricted Payments (as defined in the Indenture). The amendment to the Indenture was accounted for as a debt modification. Costs incurred with third parties directly related to the modification were expensed as incurred. The Company incurred approximately $1.1 million of transaction fees related to the modification which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the three and six months ended June 30, 2021. The Company also paid $5.0 million in fees to holders of the 2026 Senior Notes, which are reflected as deferred financing costs reducing “Long-term debt, net” on the Company’s consolidated balance sheets. These costs are amortized using the new effective interest rate applied prospectively over the remaining term of the 2026 Senior Notes and are also included in “Interest expense, net” in the Company’s consolidated statements of operations.

The Company incurred $11.8 million of deferred financing costs related to the issuance of the 2026 Senior Notes, and an additional $5.0 million related to the amendment to the Indenture governing the 2026 Senior Notes, which were capitalized. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheet as of June 30, 2021. The Company recognized interest expense related to the 2026 Senior Notes of $7.7 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively, and $14.0 million and $12.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

10. Commitments and Contingencies

Legal Matters

From time to time, the Company is or may become involved in litigation in the ordinary course of business.

Certain of the Magnolia LLC Unit Holders and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Assets. The litigation is in the pre-trial stage. The exposure related to this litigation is currently not reasonably estimable. The Magnolia LLC Unit Holders retained all such liability in connection with the Business Combination.

A mineral owner in a Magnolia operated well in Karnes County, Texas filed a complaint with the Texas Railroad Commission (the “Commission”) challenging the validity of the permit to drill such well by questioning the long-standing process by which the Commission granted the permit. After the Commission affirmed the granting of the permit, and after judicial review of the Commission’s order by the 53rd Judicial District Court Travis County, Texas (the “District Court”), the District Court reversed and remanded the Commission’s order. The Commission and Magnolia have appealed the District Court’s judgment to the Third Court of Appeals in Austin, Texas, and the appeal is in the preliminary stage.

At June 30, 2021, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at June 30, 2021 or June 30, 2020.

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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. Oil demand significantly deteriorated and has remained volatile as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. The implications of the decrease in global demand for, coupled with the general oversupply of, oil may have further negative effects on the Company’s business. Demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. and other locations across the world or as a result of any related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of any further impact of the pandemic on the Company’s industry and business cannot be reasonably predicted at this time.

11. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Current:
Federal	$1,645	$5	$1,645	$(1,167)
State	753	—	1,152	—
	2,398	5	2,797	(1,167)
Deferred:
Federal	—	(2,916)	—	(71,792)
State	—	(265)	—	(6,042)
	—	(3,181)	—	(77,834)
Income tax expense (benefit)	$2,398	$(3,176)	$2,797	$(79,001)

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 2.0% and 9.8%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 1.3% and 3.9%, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate as of June 30, 2021 and June 30, 2020. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances.

As of June 30, 2021, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the quarter ended June 30, 2021, no amounts were incurred for income tax uncertainties or interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

During the six months ended June 30, 2021, EnerVest redeemed 15.3 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest. The redemption and exchange of these Magnolia LLC Units created additional tax basis in Magnolia LLC. There was no net tax impact as the Company recorded a full valuation allowance.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Applying the net operating loss carryback provision resulted in an income tax benefit of $1.2 million in the first quarter of 2020.

During the first quarter of 2020, the Company moved from a net deferred tax liability position to an estimated net deferred tax asset position, resulting primarily from oil and natural gas impairments. As of June 30, 2021, the Company’s net deferred tax asset was $210.4 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of June 30, 2021, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $210.4 million.

12. Stockholders’ Equity

Class A Common Stock

At June 30, 2021, there were 184.8 million shares of Class A Common Stock issued and 175.3 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At June 30, 2021, there were 60.5 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchase Program

The Company’s board of directors has authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. As of June 30, 2021, the Company had repurchased 9.5 million shares under the plan at a cost of $83.3 million.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units).

During the six months ended June 30, 2021 Magnolia LLC repurchased and subsequently canceled 10.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $122.5 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, EnerVest redeemed 15.3 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest. Magnolia funded the Class B Common Stock Repurchases with cash on hand. As of June 30, 2021, Magnolia owned approximately 74.3% of the interest in Magnolia LLC and the noncontrolling interest was 25.7%.

In the first quarter of 2019, Magnolia Operating formed Highlander Oil & Gas Holdings LLC (“Highlander”) as a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest.

13. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of June 30, 2021. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance stock units (“PSU”), and performance restricted stock units (“PRSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $3.5 million and $3.1 million for the three months ended June 30, 2021 and 2020, respectively, and $6.2 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PSU, and PRSU activity for the three months ended June 30, 2021.

	Restricted Stock Units		Performance Stock Units		Performance Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2021	1,587,243	$8.46	757,944	$11.10	1,001,079	$9.33
Granted	148,996	11.82	—	—	9,412	12.19
Vested	(183,523)	6.65	(8,333)	14.58	—	—
Forfeited	—	—	—	—	—	—
Unvested at June 30, 2021	1,552,716	$9.00	749,611	$11.06	1,010,491	$9.36

The following table presents a summary of Magnolia’s unvested RSU, PSU, and PRSU activity for the six months ended June 30, 2021.

	Restricted Stock Units		Performance Stock Units		Performance Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	1,686,637	$8.51	841,425	$10.95	—	$—
Granted	455,128	10.39	—	—	1,012,330	9.36
Vested	(524,040)	8.50	(16,666)	14.58	—	—
Forfeited	(65,009)	9.96	(75,148)	9.13	(1,839)	9.33
Unvested at June 30, 2021	1,552,716	$9.00	749,611	$11.06	1,010,491	$9.36

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period, in the case of awards to employees, and vest in full after one year, in the case of awards to directors. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested RSUs as of June 30, 2021 was $9.6 million, which the Company expects to recognize over a weighted average period of 2.0 years.

Performance Stock Units and Performance Restricted Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. Unrecognized compensation expense related to unvested PRSUs as of June 30, 2021 was $8.3 million, which the Company expects to recognize over a weighted average period of 2.8 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. Unrecognized compensation expense related to unvested PSUs as of June 30, 2021 was $1.6 million, which the Company expects to recognize over a weighted average period of 1.1 years.

The grant date fair values of the PRSUs granted during the six months ended June 30, 2021 and the PSUs granted during the six months ended June 30, 2020, were $9.5 million and $2.5 million, respectively. Since the Performance Condition was met on March 17, 2021, the fair value of the PRSUs granted after this date was based upon the grant date market value of the award. The fair values of the awards granted prior to March 17, 2021 were determined using a Monte Carlo simulation. The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the PRSUs in 2021 and the PSUs in 2020.

	Six Months Ended
PRSU and PSU Grant Date Fair Value Assumptions	June 30, 2021	June 30, 2020
Expected term (in years)	3.64	2.85
Expected volatility	55.18%	33.50%
Risk-free interest rate	0.56%	1.16%

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

The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic:
Net income (loss) attributable to Class A Common Stock	$84,445	$(18,272)	$147,689	$(1,245,282)
Less: Undistributed earnings allocated to participating securities	642	—	819	—
Net income (loss), net of participating securities	$83,803	$(18,272)	$146,870	$(1,245,282)
Weighted average number of common shares outstanding during the period - basic	175,169	166,572	171,083	166,860
Net income (loss) per share of Class A Common Stock - basic	$0.48	$(0.11)	$0.86	$(7.46)

Diluted:
Net income (loss) attributable to Class A Common Stock	$84,445	$(18,272)	$147,689	$(1,245,282)
Less: Undistributed earnings reallocated to participating securities	638	—	814	—
Net income (loss), net of participating securities	$83,807	$(18,272)	$146,875	$(1,245,282)
Weighted average number of common shares outstanding during the period - basic	175,169	166,572	171,083	166,860
Add: Dilutive effect of stock based compensation and other	960	—	1,002	—
Weighted average number of common shares outstanding during the period - diluted	176,129	166,572	172,085	166,860
Net income (loss) per share of Class A Common Stock - diluted	$0.48	$(0.11)	$0.85	$(7.46)
For the three and six months ended June 30, 2021, the Company excluded 66.1 million and 73.1 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the three and six months ended June 30, 2020, the Company excluded 85.8 million weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units), 4.0 million contingent shares of Class A Common Stock issuable to an affiliate of EnerVest, provided EnerVest did not compete in the Market Area, and 0.1 million RSUs and PSUs, because the effect was anti-dilutive.

15. Related Party Transactions

As of June 30, 2021, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, which is part of the Magnolia LLC Unit Holders, held more than 10% of the Company’s common stock and qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

Class B Common Stock Repurchases and Redemptions

During the six months ended June 30, 2021, EnerVest Energy Institutional Fund XIV-A, L.P. received $81.1 million in cash and surrendered 6.6 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock. Subsequently, Magnolia LLC canceled the surrendered Magnolia LLC Units and a corresponding number of shares of Class B Common Stock. EnerVest Energy Institutional Fund XIV-A, L.P. also redeemed 10.1 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock which were subsequently sold to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest Energy Institutional Fund XIV-A, L.P.

16. Subsequent Event

On August 2, 2021, the Company’s board of directors declared a semi-annual interim cash dividend of $0.08 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.08 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on September 1, 2021 to shareholders or members of record, as applicable, as of August 12, 2021.

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

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. During the majority of the second quarter of 2021, Magnolia operated one rig in the Giddings area. The Company added a second rig at the end of the second quarter which is currently drilling wells in the Giddings area. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program, as its operated drilling rig is on a short-term contract and the Company has no long-term service obligations. Moreover, Magnolia does not have any contractual drilling obligations and nearly all of the Company’s acreage is held by production.

In order to protect the health and safety of its workers, Magnolia and its contractors have implemented protocols to reduce the risk of an outbreak within the Company’s operations, and these protocols have not reduced production or efficiency in a significant manner. Magnolia's board of directors is continuing to closely monitor the unfolding COVID-19 pandemic. Magnolia has been able to maintain a consistent level of effectiveness, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting.

Business Overview
As of June 30, 2021, Magnolia’s assets in South Texas included 42,972 gross (23,513 net) acres in the Karnes area, and 652,113 gross (452,496 net) acres in the Giddings area. As of June 30, 2021, Magnolia held an interest in approximately 1,949 gross (1,237 net) wells, with total production of 64.9 thousand and 63.6 thousand barrels of oil equivalent per day (“Mboe/d”) for the three and six months ended June 30, 2021, respectively. The Company primarily operated one rig in the Giddings area for the first six months of 2021 and added a second rig at the end of the second quarter.

Magnolia recognized net income attributable to Class A Common Stock of $84.4 million and $147.7 million, or $0.48 and $0.85 per diluted common share, for the three and six months ended June 30, 2021, respectively. Magnolia recognized net income of $116.2 million and $207.7 million, which includes a noncontrolling interest of $31.7 million and $60.0 million related to the Magnolia LLC Units (and corresponding Class B Common Stock) held by certain affiliates of EnerVest for the three and six months ended June 30, 2021, respectively.

The Company’s board of directors has authorized a share repurchase program of up to 20.0 million shares. The program does not require purchases to be made within a particular time frame. As of June 30, 2021, the Company had repurchased 9.5 million shares under the plan at an aggregate cost of $83.3 million.

During the six months ended June 30, 2021 Magnolia LLC repurchased and subsequently canceled 10.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $122.5 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, EnerVest redeemed 15.3 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest. Magnolia funded the Class B Common Stock Repurchases with cash on hand. As of June 30, 2021, Magnolia owned approximately 74.3% of the interest in Magnolia LLC and the noncontrolling interest was 25.7%.

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•During the second quarter of 2021, the Company amended the term of the Services Agreement to end on June 30, 2021. As part of the termination and transition of the Services Agreement, the Company incurred $11.2 million for the six months ended June 30, 2021, included in “General and administrative expenses” on the Company’s consolidated statements of operations.

•During the second quarter of 2021, the Company amended the Non-Compete (the “Second Non-Compete Amendment”), which modified the term of the Non-Compete to end on June 30, 2021, resulting in the Company accelerating the amortization of the intangible assets by approximately $5.9 million.

•The 2026 Senior Notes issued under the Indenture, dated as of July 31, 2018 (the “Indenture”), were amended on April 5, 2021. This debt modification included approximately $1.1 million of one-time transaction fees which were expensed and $5.0 million in fees paid to holders of the 2026 Senior Notes, which were reflected as deferred financing costs reducing Long-term debt and will be amortized over the remaining term of the 2026 Senior Notes.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

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

	Three Months Ended
(In thousands, except per unit data)	June 30, 2021	June 30, 2020
Production:
Oil (MBbls)	2,903	3,089
Natural gas (MMcf)	9,947	9,763
NGLs (MBbls)	1,349	1,122
Total (Mboe)	5,910	5,838

Average daily production:
Oil (Bbls/d)	31,897	33,940
Natural gas (Mcf/d)	109,313	107,289
NGLs (Bbls/d)	14,830	12,324
Total (boe/d)	64,946	64,146

Revenues:
Oil revenues	$188,096	$60,790
Natural gas revenues	32,595	13,168
Natural gas liquids revenues	30,035	8,881
Total revenues	$250,726	$82,839

Average Price:
Oil (per barrel)	$64.80	$19.68
Natural gas (per Mcf)	3.28	1.35
NGLs (per barrel)	22.26	7.92
Oil revenues were 75% and 73% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. Oil production was 49% and 53% of total production volume for the three months ended June 30, 2021 and 2020, respectively. Oil revenues for the three months ended June 30, 2021 were $127.3 million higher than the three months ended June 30, 2020. A 229% increase in average prices increased second quarter 2021 revenues by $139.4 million, while a 6% decrease in oil production reduced revenues by $12.1 million compared to the same period in the prior year.

Natural gas revenues were 13% and 16% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. Natural gas production was 28% of total production volume for each of the three months ended June 30, 2021 and 2020. Natural gas revenues for the three months ended June 30, 2021 were $19.4 million higher than the three months ended June 30, 2020. A 143% increase in average prices increased second quarter 2021 revenues by $18.8 million compared to the same period in the prior year, while a 2% increase in natural gas production increased revenues by $0.6 million.

NGL revenues were 12% and 11% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. NGL production was 23% and 19% of total production volume for the three months ended June 30, 2021 and 2020, respectively. NGL revenues for the three months ended June 30, 2021 were $21.2 million higher than the three months ended June 30, 2020. A 181% increase in average prices increased second quarter 2021 revenues by $16.1 million compared to the same period in the prior year, while a 20% increase in NGL production increased revenues by $5.1 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	June 30, 2021	June 30, 2020
Operating Expenses:
Lease operating expenses	$21,971	$18,310
Gathering, transportation and processing	8,963	6,788
Taxes other than income	13,812	5,525
Exploration expenses	62	6,462
Asset retirement obligations accretion	1,405	1,464
Depreciation, depletion and amortization	43,332	50,870
Amortization of intangible assets	7,233	3,626
General and administrative expenses	24,757	15,729
Total operating expenses	$121,535	$108,774

Other Income (Expense):
Income from equity method investee	$—	$611
Interest expense, net	(8,752)	(7,256)
Loss on derivatives, net	(2,004)	—
Other income, net	135	13
Total other expense, net	$(10,621)	$(6,632)

Average Operating Costs per boe:
Lease operating expenses	$3.72	$3.14
Gathering, transportation and processing	1.52	1.16
Taxes other than income	2.34	0.95
Exploration expense	0.01	1.11
Asset retirement obligations accretion	0.24	0.25
Depreciation, depletion and amortization	7.33	8.71
Amortization of intangible assets	1.22	0.62
General and administrative expenses	4.19	2.69

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended June 30, 2021 were $3.7 million, or $0.58 per boe, higher compared to the corresponding 2020 period, due to an increase in costs including workover activities and additional non-operated activities.
Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended June 30, 2021 were $2.2 million, or $0.36 per boe, higher than the three months ended June 30, 2020, primarily due to increased natural gas production and higher prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended June 30, 2021 were $8.3 million, or $1.39 per boe, higher compared to the three months ended June 30, 2020, primarily due to an increase in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include unproved property impairments, seismic surveying costs, costs of expired or abandoned leases, and delay rentals. Exploration expenses for the three months ended June 30, 2021 were lower than the three months ended June 30, 2020 by $6.4 million, or $1.10 per boe, due to lower leasehold abandonment expenses related to the Company’s unproved natural gas properties.

Depreciation, depletion and amortization (“DD&A”) during the three months ended June 30, 2021 was $7.5 million, or $1.38 per boe, lower than the three months ended June 30, 2020, primarily as a result of shifting activity from the Karnes area to the Giddings area, which has a lower DD&A rate.

Amortization of intangible assets during the three months ended June 30, 2021 was $3.6 million, or $0.60 per boe, higher than the three months ended June 30, 2020, driven by the accelerated amortization of the intangible assets as a result of the termination of the Non-Compete.

General and administrative (“G&A”) expenses during the three months ended June 30, 2021 were $9.0 million, or $1.50 per boe, higher than the three months ended June 30, 2020, primarily driven by costs associated with the termination of the Services Agreement and increased corporate payroll expenses related to increased employee headcount.

Interest expense, net, during the three months ended June 30, 2021 was $1.5 million higher than the three months ended June 30, 2020, driven by third-party costs associated with the debt modification pursuant to the amendment of the Indenture in the second quarter of 2021.

Loss on derivatives, net, was $2.0 million related to the Company’s natural gas costless collar entered into during the third quarter of 2020. There was no derivative activity in the corresponding 2020 period.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

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

	Six Months Ended
(In thousands, except per unit data)	June 30, 2021	June 30, 2020
Production:
Oil (MBbls)	5,495	6,479
Natural gas (MMcf)	20,188	19,817
NGLs (MBbls)	2,654	2,276
Total (Mboe)	11,514	12,058

Average daily production:
Oil (Bbls/d)	30,361	35,600
Natural gas (Mcf/d)	111,536	108,882
NGLs (Bbls/d)	14,661	12,506
Total (boe/d)	63,611	66,253

Revenues:
Oil revenues	$334,509	$215,476
Natural gas revenues	67,359	29,343
Natural gas liquids revenues	56,521	19,385
Total revenues	$458,389	$264,204

Average Price:
Oil (per barrel)	$60.87	$33.26
Natural gas (per Mcf)	3.34	1.48
NGLs (per barrel)	21.30	8.52

Oil revenues were 73% and 82% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively. Oil production was 48% and 54% of total production volume for the six months ended June 30, 2021 and 2020, respectively. Oil revenues for the six months ended June 30, 2021 were $119.0 million higher than the six months ended June 30,

2020. An 83% increase in average prices increased second quarter 2021 revenues by $178.9 million, while a 15% decrease in oil production reduced revenues by $59.9 million compared to the same period in the prior year.

Natural gas revenues were 15% and 11% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively. Natural gas production was 29% and 27% of total production volume for the six months ended June 30, 2021 and 2020, respectively. Natural gas revenues for the six months ended June 30, 2021 were $38.0 million higher than the six months ended June 30, 2020. A 125% increase in average prices increased second quarter 2021 revenues by $36.8 million compared to the same period in the prior year, while a 2% increase in natural gas production increased revenues by $1.2 million.

NGL revenues were 12% and 7% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively. NGL production was 23% and 19% of total production volume for the six months ended June 30, 2021 and 2020, respectively. NGL revenues for the six months ended June 30, 2021 were $37.1 million higher than the six months ended June 30, 2020. A 150% increase in average prices increased second quarter 2021 revenues by $29.1 million compared to the same period in the prior year, while a 17% increase in NGL production increased revenues by $8.0 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Six Months Ended
(In thousands, except per unit data)	June 30, 2021	June 30, 2020
Operating Expenses:
Lease operating expenses	$41,363	$42,473
Gathering, transportation and processing	17,762	14,807
Taxes other than income	24,574	15,543
Exploration expenses	2,124	562,888
Impairment of oil and natural gas properties	—	1,381,258
Asset retirement obligations accretion	2,736	2,902
Depreciation, depletion and amortization	86,275	193,542
Amortization of intangible assets	9,346	7,253
General and administrative expenses	45,122	33,809
Total operating expenses	$229,302	$2,254,475

Other Income (Expense):
Income from equity method investee	$—	$1,052
Interest expense, net	(16,046)	(14,012)
Loss on derivatives, net	(2,486)	—
Other expense, net	(94)	(460)
Total other expense, net	$(18,626)	$(13,420)

Average Operating Costs per boe:
Lease operating expenses	$3.59	$3.52
Gathering, transportation and processing	1.54	1.23
Taxes other than income	2.13	1.29
Exploration expense	0.18	46.68
Impairment of oil and natural gas properties	—	114.55
Asset retirement obligations accretion	0.24	0.24
Depreciation, depletion and amortization	7.49	16.05
Amortization of intangible assets	0.81	0.60
General and administrative expenses	3.92	2.80
Lease operating expenses for the six months ended June 30, 2021 were $1.1 million lower than the six months ended June 30, 2020, and $0.07 per boe higher, primarily due to lower production.

Gathering, transportation and processing costs for the six months ended June 30, 2021 were $3.0 million, or $0.31 per boe, higher than the six months ended June 30, 2020, primarily due to increased natural gas production and higher prices.

Taxes other than income for the six months ended June 30, 2021 were $9.0 million, or $0.84 per boe, higher compared to the six months ended June 30, 2020, primarily due to an increase in oil, natural gas, and NGL revenues.

Exploration expenses for the six months ended June 30, 2021 were lower than the six months ended June 30, 2020 by $560.8 million, or $46.50 per boe, as a result of an impairment recorded for the quarter ended March 31, 2020 related to Magnolia’s unproved oil and natural gas properties due to the sharp decline in commodity prices. For more information, please see Note 6—Fair Value Measurements in the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

For the six months ended June 30, 2021, the Company did not recognize any impairments. For the six months ended June 30, 2020, the Company recognized $1.4 billion of impairment included in “Impairment of oil and natural gas properties” in the consolidated statements of operations related to its proved oil and natural gas properties. The impairment was driven by the sharp decline in commodity prices. For more information, please see Note 6—Fair Value Measurements in the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

DD&A during the six months ended June 30, 2021 was $107.3 million, or $8.56 per boe, lower than the six months ended June 30, 2020, primarily as a result of lower oil and natural gas property balances associated with proved property impairments recorded in the first quarter of 2020.

Amortization of intangible assets during the six months ended June 30, 2021 was $2.1 million, or $0.21 per boe, higher than the six months ended June 30, 2020, driven by the accelerated amortization of the intangible assets as a result of the termination of the Non-Compete.

G&A expenses during the six months ended June 30, 2021 were $11.3 million, or $1.12 per boe, higher than the six months ended June 30, 2020, primarily driven by costs associated with the termination of the Services Agreement and increased corporate payroll expenses related to increased employee headcount.

Interest expense, net, during the six months ended June 30, 2021 was $2.0 million higher than the six months ended June 30, 2020, driven by third-party costs associated with the debt modification pursuant to the amendment of the Indenture in the second quarter of 2021.

Loss on derivatives, net, was $2.5 million related to the Company’s natural gas costless collar entered into during the third quarter of 2020. There was no derivative activity in the corresponding 2020 period.

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

As of June 30, 2021, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of June 30, 2021, the Company had $640.3 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, which was reaffirmed on April 12, 2021, and $190.3 million of cash and cash equivalents.

Cash and Cash Equivalents

At June 30, 2021, Magnolia had $190.3 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020
Sources of cash and cash equivalents
Net cash provided by operating activities	$306,031	$165,842

Uses of cash and cash equivalents
Acquisitions	$(9,409)	$(69,782)
Additions to oil and natural gas properties	(94,356)	(129,651)
Changes in working capital associated with additions to oil and natural gas properties	11,814	(24,381)
Class A Common Stock repurchases	(44,328)	(6,483)
Class B Common Stock purchase and cancellation	(122,531)	—
Non-compete settlement	(42,074)	—
Other	(7,426)	(1,328)
	(308,310)	(231,625)
Decrease in cash and cash equivalents	$(2,279)	$(65,783)
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

Net cash provided by operating activities totaled $306.0 million and $165.8 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, cash provided by operating activities was positively impacted by increased oil, natural gas, and NGL prices, partially offset by an increase in accounts receivable, additional costs associated with the termination of the Services Agreement and higher production tax payments.

Uses of Cash and Cash Equivalents

Acquisitions

During the six months ended June 30, 2020, the Company completed various leasehold and property acquisitions, primarily comprised of a $69.7 million acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas. The Company did not make any major acquisitions during the six months ended June 30, 2021.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Drilling and completion	$53,808	$27,272	$92,658	$127,883
Leasehold acquisition costs	382	988	1,698	1,768
Total capital expenditures	$54,190	$28,260	$94,356	$129,651

During the six months ended June 30, 2021, Magnolia was running primarily a one-rig program for the Giddings Assets. The activity during this period was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company added a second rig at the end of the second quarter which is currently drilling wells in the Giddings area.

Capital Requirements

The Company’s board of directors has authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the six months ended June 30, 2021 and 2020, the Company repurchased 4.0 million and 1.0 million shares for a total cost of approximately $44.3 million and $6.5 million, respectively.

During the six months ended June 30, 2021, Magnolia LLC repurchased and subsequently canceled 10.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $122.5 million of cash consideration (the “Class B Common Stock Repurchases”). As of June 30, 2021, Magnolia owned approximately 74.3% of the interest in Magnolia LLC and the noncontrolling interest was 25.7%.

In January 2021, the Company amended the Non-Compete such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of July 31, 2018 (the “Closing Date”), the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock. As part of the Second Non-Compete Amendment, the Company paid $24.9 million in cash in lieu of delivering the remaining 1.6 million shares of Class A Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement governing the RBL Facility. At June 30, 2021, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2021 would have increased (decreased) the Company’s revenues by approximately $11.0 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2021 would have increased (decreased) the Company’s revenues by approximately $4.0 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 10 - Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented.

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program
January 1, 2021 - March 31, 2021	1,972,520	$10.28	1,972,520	12,552,480
April 1, 2021 - April 30, 2021	627,480	11.41	627,480	11,925,000
May 1, 2021 - May 31, 2021	1,275,000	12.01	1,275,000	10,650,000
June 1, 2021 - June 30, 2021	122,520	12.84	122,520	10,527,480
Total	3,997,520	$11.09	3,997,520	10,527,480
(1)The Company’s board of directors has authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.
During the six months ended June 30, 2021, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 10.0 million units representing limited liability company interests in Magnolia LLC with an equal number of shares of corresponding Class B Common Stock for a cash consideration of $122.5 million at an average price of $12.25 per share. There is no public market for the Class B Common Stock. For further detail, see Note 12—Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

3.2*	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registration Statement on Form S-1 filed on April 17, 2017 (File No. 333-217338)).

4.1**	First Supplemental Indenture, dated as of April 5, 2021 by and among Magnolia Oil & Gas Corporation, Magnolia Oil & Gas Finance Corp. and Deutsche Bank Trust Company Americas, as trustee

10.1**
Form of 2021 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended.

10.2**	Second Amendment to the Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating, L.L.C., dated as of June 14, 2021.

10.3**	Amendment No. 2 to Non-Competition Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest, Ltd., dated as of June 30, 2021.

10.4**	Second Amendment to Magnolia Oil & Gas Corporation Long Term Incentive Plan.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*    Incorporated herein by reference as indicated.
**    Filed herewith.
***    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: August 3, 2021	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)