Form 10-K
period 2021-12-31
Magnolia Oil & Gas Corp
filed 2022-02-17
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion based on the closing price on that day on the New York Stock Exchange.
As of February 14, 2022, there were 183,744,299 shares of Class A Common Stock, $0.0001 par value per share, and 42,839,982 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

“EVOC.” EnerVest Operating, L.L.C.

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

“Non-Compete.” That certain Non-Competition Agreement, dated as of July 31, 2018, by and between the Company and EnerVest, pursuant to which EnerVest and certain of its affiliates were restricted from competing with the Company in certain counties comprising the Eagle Ford Shale.

“RBL Facility.” Senior secured reserve-based revolving credit facility.

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“Services Agreement.” That certain Services Agreement, as amended, dated as of July 31, 2018, by and between the Company, Magnolia Operating, and EVOC, pursuant to which EVOC provided certain services to the Company as described in the agreement.

“Stockholder Agreement.” The Stockholder Agreement, dated as of July 31, 2018, by and between the Company and the other parties thereto.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to:

•the length, scope, and severity of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic, including the emergence and spread of variant strains of COVID-19, including the effects of related public health concerns and the impact of continued or new actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices and supply and demand considerations;

•legislative, regulatory, or policy changes, including those following the change in presidential administrations;

•the market prices of oil, natural gas, natural gas liquids (“NGLs”), and other products or services;

•the supply and demand for oil, natural gas, NGLs, and other products or services;

•production and reserve levels;

•the timing and extent of the Company’s success in discovering, developing, producing and estimating reserves;

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

•the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•other factors disclosed in this Annual Report on Form 10-K, including under Items 1 and 2 - Business and Properties, Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, Magnolia assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

Items 1 and 2. Business and Properties

Overview

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations.

On July 31, 2018, Magnolia consummated its initial business combination (the “Business Combination”) through its acquisition of the Karnes County Assets, the Giddings Assets, and a 35.0% membership interest in Ironwood Eagle Ford Midstream, LLC, which owns an Eagle Ford gathering system, each with certain affiliates of EnerVest. As of December 31, 2021, Magnolia owned a 78.4% interest in Magnolia Oil & Gas Parent LLC (“Magnolia LLC”), which owns the assets acquired in the Business Combination.

In connection with the Business Combination, Magnolia entered into the Services Agreement with EVOC, an affiliate of EnerVest, pursuant to which EVOC operated Magnolia’s assets under the direction of Magnolia’s management by providing services substantially identical to the services historically provided by EVOC in operating the assets Magnolia acquired in the Business Combination, including administrative, back office, and day-to-day field-level services reasonably necessary to operate the Company’s business, subject to certain exceptions. On August 1, 2020, the Company provided written notice to EVOC of its intent to terminate the Services Agreement. Pursuant to the Services Agreement, EVOC continued to provide services during the transition, which was completed on June 30, 2021.

Available Information

Magnolia, which is incorporated in Delaware, has its principal executive offices located at Nine Greenway Plaza Suite 1300, Houston, Texas 77046. Magnolia’s website is located at www.magnoliaoilgas.com.

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

Strategy

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program as the Company has no long-term service obligations.

The Company’s long-term strategy is centered around the following value creation principles:

•generate moderate annual organic production growth,
•maintain an efficient capital program with short economic paybacks,
•maintain a conservative financial leverage profile,
•generate high full-cycle operating margins,
•generate significant free cash flow after capital expenditures, and
•effectively reinvest free cash flow to maximize shareholder returns.

For additional detail regarding the Company’s 2021 results, strategy, and its capital resources and liquidity, please see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Properties

As of December 31, 2021, Magnolia’s assets consisted of a total leasehold position of 683,145 gross (471,263 net) acres, including 43,511 gross (23,785 net) acres in the Karnes area and 639,634 gross (447,478 net) acres in the Giddings area. As of December 31, 2021, Magnolia had 2,011 gross (1,292 net) wells with total production of 66.0 Mboe/d for the year ended December 31, 2021. During 2021, Magnolia operated one rig exclusively in the Giddings area, and one rig in both the Karnes and Giddings areas. Approximately 46%, 30%, and 24% of production from Magnolia’s assets was attributable to oil, natural gas, and NGLs, respectively, for the year ended December 31, 2021.

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

The Giddings Assets are located in Austin, Brazos, Burleson, Fayette, Lee, Grimes, Montgomery, and Washington Counties, Texas. The Austin Chalk formation produces along a northeast-to-southwest trend that is approximately parallel to the Texas Gulf Coast. There are several notable producing areas along the Austin Chalk trend, the largest of which is the Giddings area. The Giddings area has seen two major drilling cycles. The first cycle began in the late 1970s and into the early 1980s and consisted primarily of vertical well drilling. The second cycle ran through much of the 1990s and involved primarily horizontal well drilling. Recent improvements in drilling and completion technologies have unlocked new development opportunities in the Giddings area. Wells drilled in recent years have helped to substantiate the strong economic viability of new drilling activity across the Giddings area. Future development results may allow for further expansion of existing location inventory throughout the leasehold.

Reserve Data

Estimated Proved Reserves

The estimates of Magnolia’s proved oil and natural gas reserves included in this Annual Report on Form 10-K are as of December 31, 2021. The majority of the Company’s proved reserves volumes, approximately 98%, are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents was selected for its historical experience and expertise in evaluating hydrocarbon resources.

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

Proved reserves are sub-divided into two categories, proved developed and proved undeveloped. Proved developed reserves are volumes that can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2021, that are included in this Annual Report, are planned to be developed within one year.

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

The Director of Reserves works closely with Magnolia’s petroleum engineers and geoscience professionals to ensure the integrity, accuracy, and timeliness of the data furnished to Miller and Lents for the preparation of their reserve reports. Periodically, Magnolia’s internal staff meets with the independent reserves engineers to review properties, methods, and assumptions used to prepare reserve estimates for Magnolia’s assets.

The reserve reports were prepared by Miller and Lents’ team of geologists and reservoir engineers who integrate geological, geophysical, engineering, and economic data to produce reserve estimates and economic forecasts. The process to prepare Magnolia’s proved reserves as of December 31, 2021 was supervised by Jennifer A. Godbold, Senior Vice President and an officer of Miller and Lents. Ms. Godbold is a professionally qualified licensed Professional Engineer in the State of Texas with more than 10 years of relevant experience in the estimation, assessment, and evaluation of oil and natural gas reserves.

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

Proved Reserves

The following table presents Magnolia’s estimated net proved oil and natural gas reserves as of December 31, 2021. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one Bbl. This ratio is not reflective of the current price ratio between the two products. The proved undeveloped reserves volumes in the table below are expected to be converted to proved developed reserves within one year.

	December 31, 2021
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMboe)
Proved reserves
Total proved developed	46.7	216.3	27.1	109.8
Total proved undeveloped	12.0	39.1	7.0	25.6
Total proved reserves	58.7	255.4	34.1	135.4

Development of Proved Undeveloped Reserves

As of December 31, 2021, the proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year. The following table summarizes the changes in Magnolia’s proved undeveloped reserves during the year ended December 31, 2021:

Total (MMboe)
Proved undeveloped reserves at January 1, 2021	26.5
Conversions into proved developed reserves	(20.0)
Extensions	22.4
Acquisitions	—
Revisions of previous estimates	(3.3)
Proved undeveloped reserves at December 31, 2021	25.6

As of December 31, 2021, Magnolia’s assets contained approximately 25.6 MMboe of proved undeveloped reserves, consisting of 12.0 MMBbls of oil, 39.1 Bcf of natural gas, and 7.0 MMBbls of NGLs. The Company’s total estimated proved undeveloped reserves marginally decreased by 0.9 MMboe during the year ended December 31, 2021. Magnolia converted 20.0 MMboe of proved undeveloped reserves to proved developed reserves as a result of drilling activities completed during 2021. Extensions of 22.4 MMboe resulted from the planned drilling program. A downward revision of 3.3 MMboe to proved undeveloped reserves was comprised of a downward revision of 6.3 MMboe related to optimizing development activity, partially offset by positive revisions of 2.8 MMboe due to infill drilling in the Karnes County Assets and 0.2 MMboe due to higher commodity prices.

During the year ended December 31, 2021, Magnolia incurred costs of approximately $82.9 million to convert the reserves associated with 23 of its net proved undeveloped locations to 20.0 MMboe of proved developed reserves.

Drilling Statistics

The following table describes new development and exploratory wells drilled within Magnolia’s assets during the years ended December 31, 2021, 2020, and 2019. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is a well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production. Completion refers to installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned. As of December 31, 2021, 32 gross (15 net) wells were in various stages of completion. As of December 31, 2021, Magnolia was running a two-rig program.

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net exploratory wells
Productive	—	—	—
Dry	—	—	—
	—	—	—
Net development wells
Productive	42	44	76
Dry	—	—	—
	42	44	76
Net total wells
Productive	42	44	76
Dry	—	—	—
Total	42	44	76

Productive Oil and Natural Gas Wells

Productive wells consist of exploratory, development, or extension wells that are not dry wells. Productive wells include producing wells and wells mechanically capable of production. Gross wells are the total number of productive wells in which Magnolia owns a working interest, and net wells are the sum of the fractional working interests of gross wells. The following table sets forth information relating to the productive wells in which Magnolia owned a working interest as of December 31, 2021.

	Oil	Natural Gas	Total
Gross	1,533	478	2,011
Net	877	415	1,292

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, natural gas, and NGL production volumes, average lease operating costs per boe (including transportation costs, but excluding severance and other taxes), and average sales prices related to Magnolia’s operations:

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Production
Crude oil (MMBbls)	11.2	11.6	12.9
Natural gas (Bcf)	43.4	39.4	41.3
Natural gas liquids (MMBbls)	5.7	4.4	4.6

Average lease operating costs per boe	$5.75	$5.07	$5.52

Average sales price
Crude oil (per barrel)	$66.83	$36.31	$60.29
Natural gas (per Mcf)	3.97	1.79	2.33
Natural gas liquids (per barrel)	27.84	11.10	15.17

Gross and Net Undeveloped and Developed Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which Magnolia held an interest as of December 31, 2021:

	Acreage
	Undeveloped	Developed	Total
Gross	58,655	624,490	683,145
Net	44,576	426,687	471,263

Undeveloped Acreage Expirations

As of December 31, 2021, Magnolia’s total undeveloped acres across its assets that will expire in 2022, 2023, and 2024 are 3,713 gross (2,770 net), 2,612 gross (2,316 net), and 2,056 gross (1,600 net) acres, respectively, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed. There are no significant expirations after 2024.

Delivery Commitments

The Giddings Assets are subject to a contract with a third-party midstream company that provides for firm pipeline transportation for a portion of the natural gas produced from the Giddings Assets. Under this contract, Magnolia currently has reserved firm capacity of up to 30,000 MMBtu/d, which amount Magnolia has the right to reduce during the term of the agreement based on current capacity requirements. This contract requires Magnolia to pay a pipeline demand fee for the reserved capacity amount. Magnolia expects to fulfill this commitment with existing proved developed and proved undeveloped reserves, which are regularly monitored to ensure sufficient availability. In addition, Magnolia monitors current production, anticipated future production, and future development plans in order to meet its commitments.

Operations

Facilities

Production facilities related to Magnolia’s assets are located near producing wells and consist of storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment, emissions control equipment, leased compressors, and safety systems. Predominant artificial lift methods include gas lift, rod pump lift, and plunger lift.

The Karnes County Assets include access to a crude oil gathering system and access to natural gas gathering systems. Magnolia is subject to the terms of a crude oil gathering agreement with Ironwood Eagle Ford Midstream, LLC that expires in July 2027, which allows oil production to be delivered and sold to various crude oil refining markets on a competitive pricing basis. The majority of natural gas production related to the Karnes County Assets is currently processed to collect NGLs. Produced natural gas and NGLs are sold to third-party natural gas processors.

The Giddings Assets include access to natural gas gathering systems, which allows production to be delivered to third-party natural gas processors. The majority of natural gas production related to the Giddings Assets is currently processed to collect NGLs. Produced natural gas and NGLs are sold to third-party natural gas processors as well as various intrastate and interstate markets on a competitive pricing basis. The Giddings Assets also include a saltwater disposal well that handles a small portion of water production from the Giddings Assets.

Marketing and Customers

For the year ended December 31, 2021, four customers, including their subsidiaries, accounted for 22%, 15%, 15%, and 11%, respectively, of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2020, three customers, including their subsidiaries, accounted for 40%, 17%, and 12%, respectively, of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2019, three customers, including their subsidiaries, accounted for 43%, 19%, and 10%, respectively, of the Company’s combined oil, natural gas, and NGL revenue.

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

The natural gas production from the Giddings Assets is gathered and processed under acreage dedications with two third-party midstream companies. The natural gas plant residue volumes are sold either to natural gas processors or various third parties utilizing the firm transportation agreement described under “Delivery Commitments.” Residue sales utilizing the firm transportation are at market prices with terms of 12 months or less. The NGL production extracted from the Giddings Assets is sold to third parties pursuant to purchase agreements with varying terms at market prices. Magnolia sells the majority of the oil production from the Giddings Assets to three third parties at market prices, with such purchasers transporting the oil from the lease via trucks under contracts of 12 months or less. The remainder of the oil production from the Giddings Assets is sold to various third-party purchasers at market prices under contracts with terms of 12 months or less.

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

Regulation

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

COVID-19 Pandemic

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. While oil and natural gas prices increased in 2021, demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. or other locations across the world or as a result of any related social distancing guidelines, travel restrictions, vaccination protocols, and stay-at-home orders. The extent of any further impact of the pandemic, including the emergence and spread of variant strains of COVID-19, on Magnolia’s industry and business cannot be reasonably predicted at this time.

To protect the health and safety of its workers, Magnolia and its contractors have implemented protocols to attempt to reduce the risk of an outbreak of COVID-19, or variants of COVID-19, within the Company’s operations. The Company believes these protocols have not reduced production or efficiency in a significant manner. Magnolia’s board of directors is continuing to closely monitor the unfolding COVID-19 pandemic. Magnolia has been able to maintain a consistent level of effectiveness, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting.

Air and Climate Change

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Environmental Protection Agency (the “EPA”) determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and welfare in December 2009, the EPA adopted regulations in 2011 to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. The Biden Administration has also issued several executive orders that have, among others, recommitted the United States to the Paris Agreement, called for a government-wide approach to addressing climate change, and called for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. On November 15, 2021, the EPA published a proposed rule entitled, “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources: Oil and Natural Gas Sector Climate Review.” The proposal would expand and strengthen emissions reduction requirements that are currently effective for new, modified and reconstructed oil and natural gas sources, and would require states to reduce methane emissions from hundreds of thousands of existing sources nationwide for the first time. Additional climate-related regulations have been passed by several states, and additional laws may be implemented at the federal, state, or local levels. Please see “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

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

At the state level, several states have adopted, or are considering adopting, legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example, the Texas Railroad Commission has adopted a “well integrity rule,” which updated the requirements for drilling, putting pipe down, and cementing wells. The rule also imposes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place, and manner of drilling activities in general or hydraulic fracturing activities in particular.

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

Water

The federal Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-

compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In September 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) issued new rules defining the scope of the EPA’s and the Corps’ jurisdiction under the CWA with respect to certain types of waterbodies and classifying these waterbodies as regulated wetlands (the “WOTUS” rule). However, following the changes in presidential administrations, there have been several attempts to modify this rule. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrowed the definition of “waters of the United States” relative to the prior 2015 rulemaking. On November 18, 2021, the EPA and Corps issued a proposed rule to revise the definition of “waters of the United States.” Under the new proposed rule, the agencies propose to revert to the pre-2015 definition of “waters of the United States,” updated to reflect the agencies’ interpretation of statutory limits on the scope of “waters of the United States” as informed by Supreme Court decisions. Magnolia is evaluating the impact of these proposed changes on its operations. To the extent any final rule expands the scope of the CWA’s jurisdiction, Magnolia could face increased permitting costs and project delays.

In addition, Magnolia may be required under the CWA to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control, and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil.

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and persons that disposed or arranged for the disposal or the transportation for disposal of the hazardous substances at the site where the release occurred.

The Resources Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment, and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the development or production of crude oil, natural gas, or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. It is, however, possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. A loss of the RCRA exclusion for drilling fluids, produced waters, and related wastes could result in an increase in the costs to manage and dispose of generated wastes.

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

Human Capital Disclosures

Magnolia’s Human Capital Philosophy

The experience and expertise of Magnolia’s employees is critical to the Company’s ability to create value for investors by growing the Company’s asset platform, generating free cash flow, maintaining financial flexibility, and ensuring thoughtful capital allocation. Magnolia seeks to attract, develop, and retain highly qualified individuals who are committed to helping Magnolia enhance its position as an investment of choice with a broad shareholder base, an employer of choice with a winning culture, and an operator of choice with best-in-class assets.

Workplace Flexibility

In December 2021, Magnolia launched a workplace flexibility program designed to support its business operations while giving eligible employees flexibility to work where they can be most productive. Under the program, eligible employees in the Houston office can telecommute for one to two days a week, as approved by their leader. The Company provided employees with technology and tools to ensure they can work effectively from home, including monitors, headsets and cameras.

Employee-Directed Donations

In support of Magnolia’s commitment to strengthen the local communities where it operates, Magnolia makes a $1,000 donation annually on each employee’s behalf to the charitable organization of their choice. In 2021, employees across the Company directed nearly $160,000 in donations to local and national non-profits. Contributions went to a variety of health and human services organizations, faith-based groups, educational institutions, and charities providing services to children and young adults, among other causes.

Growing the Magnolia Team

On December 31, 2021, Magnolia had 192 employees with 77 of those employees located in the Company’s field offices in Giddings and Gillett, Texas and 115 located at Magnolia’s corporate headquarters in Houston, Texas. One factor driving the Company’s human capital strategy in 2021 was the termination of the Services Agreement on June 30, 2021.

As part of the Services Agreement, EVOC had historically provided Magnolia with administrative, back office, and day-to-day field-level services, under Magnolia’s direction. In 2020 and 2021, Magnolia recruited and hired qualified individuals to fill many of the positions formerly provided by EVOC.

New employees are introduced to the Company’s purpose and mission statements, core values, and vision statement during the interview process and new hire orientation to facilitate alignment on the underlying values that drive the Company’s business decisions and long-term vision as an employee group. As Magnolia continues to mature as an organization, the Company plans to continue to provide its team with opportunities to enhance the skills and competencies that are critical to delivering on Magnolia’s business strategy.

Valuing Diversity

Magnolia is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their expertise, experiences, and ideas. A key human capital priority is to hire the most qualified individuals while promoting the Company’s workforce diversity. This commitment to diversity is part of the way Magnolia does business and is an important part of its culture, reputation, and success.

As an Equal Employment Opportunity employer, Magnolia makes employment decisions based on business need, job requirements, and individual qualifications, without regard to race, religion, color, national origin, gender, pregnancy, sexual orientation, gender identity, age, status as an individual with a disability, or any other status protected by the laws or regulations in the locations where it operates. Magnolia is committed to a work environment in which all individuals are treated with respect and dignity and are free from all forms of harassment and discrimination.

As of December 31, 2021, 26% of Magnolia’s total employee population were female and 31% identified as a minority group, as defined by the U.S. Equal Employment Opportunity Commission. At the Company’s headquarters location in Houston,

Texas, 38% of Magnolia’s employees were female and 36% identified as a minority group. At Magnolia’s Giddings and Gillett, Texas locations, combined, 6% of Magnolia’s employees were female and 23% identified as a minority group.

Ensuring the Health and Safety of the Magnolia Team

At Magnolia, safety is a core value, and the Company is committed to taking proactive measures to minimize health and safety risks to employees on all Company worksites. Magnolia tracks safety performance across its operations through regularly updated safety scorecards and other measures. Beyond common lagging indicators, such as employee and contractor recordable incidents, Magnolia also tracks leading indicators such as safety observations and near-miss reports. The Magnolia Good Catch Program recognizes employees who identify improvements to the Company’s health, safety, and environment (“HSE”), operational processes, or find ways to increase effectiveness or efficiency.

Field employees are assigned computer-based training courses monthly. These courses cover a variety of safety and environmental subjects pertinent to their daily activities, including electrical safety, respiratory protection, heat stress prevention, and personal protective equipment. In total, field employees complete an estimated three hours of safety-related training every month. In addition, Magnolia has implemented measures to enhance contractor HSE performance. As Magnolia’s field leaders onboard new vendors, they monitor and review their safety performance and general contract compliance, and provide coaching, when needed. The Company conducts biannual contractor meetings to discuss best practices and identify improvement opportunities.

Magnolia has also focused on enhancing response capability in the event of an incident. Its field level and corporate emergency response plans are built around the globally recognized Incident Command System. Magnolia conducts drills to test those plans and improve its capabilities. Magnolia also implements the use of automated communication systems to improve incident response times.

Like many other companies, Magnolia continued to respond to the COVID-19 pandemic in 2021 with enhanced safety processes and protocols. The primary goals of the Company’s COVID-19 response are to ensure Magnolia employees are safe, sustain essential services, and strive to operate as efficiently and effectively as possible. In response to the pandemic’s ongoing impact on the communities where Magnolia employees live and work, the Company:

•Continued regular communications with employees to explain the pandemic’s impact on the Company’s operations, Magnolia’s response, and the measures the Company is taking to ensure health and safety;
•Maintained a cross-functional COVID-19 Response Team to monitor external and internal data and implement appropriate protocols and work processes to promote the safety of the Magnolia team;
•Established a vaccine policy strongly encouraging employees to receive COVID-19 vaccinations;
•Established a COVID-19 weekly testing policy and program for unvaccinated employees and contractors;
•Maintained masking protocols at all Company locations; and
•Implemented procedures to address actual and suspected COVID-19 cases and potential exposure.

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

The Company may face additional risks related to the ongoing COVID-19 pandemic. International, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 and variants thereof in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent the COVID-19 pandemic, including the emergence and spread of new variants of COVID-19, and variants thereof continues or worsens, governments may impose additional similar restrictions. The full impact of COVID-19 is unknown and continues to rapidly evolve. The pandemic and any preventative or protective actions that the Company, its customers, or governmental authorities may take in response to this virus may result in a period of disruption, including with respect to the Company’s financial reporting capabilities and its operations generally, and could potentially impact the Company’s customers, distribution partners, and third parties. In addition, many of the Company’s non-operational employees worked remotely following the outbreak of the COVID-19 pandemic in 2020, which increased the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud, and other disruptions. On October 1, 2020, the substantial majority of Magnolia’s employees returned to the office. Any resulting impacts from the pandemic cannot be reasonably estimated at this time, and may materially affect the business and the Company’s financial condition and results of operations. The extent and duration of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including, among others, new information which may emerge concerning the severity of, and the actions to contain or curb the impact of COVID-19 and variants thereof.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, natural gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. If there is a resurgence of the COVID-19 outbreak, or if variants of COVID-19 continue to emerge, across the United States and other locations across the world and the related social distancing guidelines, travel restrictions, stay-at-home orders, or other responsive measures due to the pandemic are continued, renewed, or newly imposed, and if such events reduce demand for oil and natural gas, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

As a result of future storage and/or market shortages, the Company could be forced to temporarily shut in some or all of its production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while the Company constructs or purchases its own facilities or system or is able to locate necessary storage and transportation. If the Company is forced to shut in production, it may incur greater costs to bring the associated production back online. Potential cost increases associated with bringing wells back online may be significant enough that such wells may become non-economic at low commodity price levels, which may lead to decreases in proved reserve estimates and potential impairments and associated charges to earnings. If the Company is able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in. For example, in the second quarter of 2020, the Company temporarily shut in some low producing wells due to depressed commodity prices. Additionally, some of the Company’s non-operated wells were shut in. Many of the wells have returned to production and there was not a significant impact on net production, however, should sustained periods of lower oil and natural gas prices return, the Company may further shut in wells or curtail production.

Risks Related to Magnolia’s Overall Business Operations

Oil, natural gas, and NGL prices are volatile. A sustained period of low oil, natural gas, and NGL prices could adversely affect Magnolia’s business, financial condition, results of operations, and ability to meet its expenditure obligations and financial commitments.

The prices Magnolia receives for its oil, natural gas, and NGL production will heavily influence its revenue, profitability, access to capital, future rate of growth, and the carrying value of its properties. Oil, natural gas, and NGLs are commodities, and their prices may fluctuate widely in response to market uncertainty and to relatively minor changes in the supply of and demand for oil, natural gas, and NGLs. Historically, oil, natural gas, and NGL prices have been volatile. The prices Magnolia receives for its production and the levels of Magnolia’s production depend on numerous factors beyond Magnolia’s control, which include, without limitation, the following:

•the length, scope, and severity of the ongoing COVID-19 pandemic, including the emergence and spread of variant strains of COVID-19, including the effects of related public health concerns and the impact of continued or new actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices and supply and demand considerations;
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
•the cost of exploring for, developing, producing, and transporting reserves;
•weather conditions and natural disasters;
•technological advances affecting energy consumption;
•the price and availability of alternative fuels;
•expectations about future commodity prices; and
•other events that impact global market demand.

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

Use of new technologies may not prove successful and could result in significant cost overruns or delays or reductions in production, and, in extreme cases, the abandonment of a well. In addition, certain of the new techniques may cause irregularities or interruptions in production due to offset wells being shut in and the time required to drill and complete multiple wells before any such wells begin producing. Furthermore, the results of drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer and emerging formations and areas have limited or no production history and, consequently, Magnolia may be more limited in assessing future drilling results in these areas. If its drilling results are less favorable than anticipated, the return on investment for a particular project may not be as attractive as anticipated, and Magnolia could incur material write-downs of unevaluated properties, and the value of undeveloped acreage could decline in the future.

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
•the length, scope, and severity of the ongoing COVID-19 pandemic, including the emergence and spread of variant strains of COVID-19, including the effects of related public health concerns and the impact of continued or new actions taken by governmental authorities and other third parties in response to the pandemic and its impact on commodity prices and supply and demand considerations; and
•changes in the supply chain of the Company’s vendors that may adversely impact the supply of key components.

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

Magnolia conducts many of its exploration and production operations through joint operating agreements with other parties under which the Company may not control decisions, either because the Company does not have a controlling interest or is not an operator under the subject agreement. There is risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with Magnolia’s, and therefore decisions may be made that are not what the Company believes are in its best interest. Moreover, parties to these agreements may be unable or unwilling to meet their economic or other obligations, and Magnolia may be required to fulfill those obligations alone. In either case, the value of Magnolia’s investment may be adversely affected.

Magnolia’s producing properties are predominantly located in South Texas, making Magnolia vulnerable to risks associated with operating in a limited geographic area.

Substantially all of Magnolia’s producing properties are geographically concentrated in the Karnes County portion of the Eagle Ford Shale in South Texas and the Giddings area of the Austin Chalk. As a result, Magnolia may be disproportionately exposed to various factors, including, among others: (i) the impact of regional supply and demand factors, (ii) delays or interruptions of production from wells in such areas caused by governmental regulation, (iii) processing or transportation capacity constraints, (iv) market limitations, (v) availability of equipment and personnel, (vi) water shortages or other drought related conditions, or (vii) interruption of the processing or transportation of oil, natural gas, or NGLs. The concentration of Magnolia’s assets in a limited geographic area also increases its exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the regions such as natural disasters, severe weather events, seismic events, industrial accidents, or labor difficulties. Any one of these factors has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs, and prevent development of lease inventory before expirations. Any of the risks described above could have a material adverse effect on Magnolia’s business, financial condition, results of operations, and cash flow.

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

As of December 31, 2021, Magnolia’s assets contained 25.6 MMboe of proved undeveloped reserves consisting of 12.0 MMBbls of oil, 39.1 Bcf of natural gas, and 7.0 MMBbls of NGLs. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Magnolia’s ability to fund these expenditures is subject to a number of risks. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves. Delays in the development of reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of the proved undeveloped reserves and future net revenues estimated for such reserves, and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause Magnolia to have to reclassify proved undeveloped reserves as unproved reserves. Furthermore, there is no certainty that Magnolia will be able to convert proved undeveloped reserves to developed reserves, or that undeveloped reserves will be economically viable or technically feasible to produce.

Certain factors could require Magnolia to write-down the carrying values of its properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that Magnolia periodically review the carrying value of its properties for possible impairment. Based on prevailing commodity prices, specific market factors, circumstances at the time of prospective impairment reviews, the continuing evaluation of development plans, production data, economics, and other factors, Magnolia may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Declines in commodity prices may adversely affect proved reserve values, which would likely result in a proved property impairment of Magnolia’s properties, which could have a material adverse effect on results of operations for the periods in which such charges are taken. During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expenses” on the Company’s consolidated statements of operations for the year ended December 31, 2020. Magnolia could experience additional material write-downs as a result of lower commodity prices or other factors, including low production results or high lease operating expenses, capital expenditures, or transportation fees.

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

Properties that Magnolia decides to drill that do not yield oil or natural gas in commercially viable quantities will adversely affect its results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable Magnolia to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. Magnolia cannot ensure that the analogies drawn from available data from other wells, more fully explored prospects, or producing fields will be applicable to its drilling prospects. Further, Magnolia’s drilling operations may be curtailed, delayed, or canceled as a result of numerous factors, including unexpected drilling conditions, title issues, pressure or lost circulation in formations, equipment failures or accidents, adverse weather conditions, compliance with environmental and other governmental or contractual requirements, and increases in the cost of, and shortages or delays in the availability of, electricity, supplies, materials, drilling or workover rigs, equipment, and services.

Magnolia depends upon a small number of significant purchasers for the sale of most of its oil, natural gas, and NGL production. The loss of one or more of such purchasers could, among other factors, limit Magnolia’s access to suitable markets for the oil, natural gas, and NGLs it produces.

Magnolia normally sells its production to a relatively small number of customers, as is customary in the oil and natural gas business. In 2021, there were four purchasers who accounted for an aggregate 63% of the total revenue attributable to Magnolia’s assets. The loss of any significant purchaser could adversely affect Magnolia’s revenues in the short-term. Magnolia expects to depend upon these or other significant purchasers for the sale of most of its oil and natural gas production. Magnolia cannot ensure that it will continue to have ready access to suitable markets for its future oil and natural gas production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, and oilfield services could adversely affect Magnolia’s ability to execute its development plans within its budget and on a timely basis.

The demand for drilling rigs, pipe, and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and gas industry, can fluctuate significantly, often in correlation with oil, natural gas, and NGL prices, causing periodic shortages of supplies and needed personnel. Magnolia’s operations are concentrated in areas in which oilfield activity levels have increased rapidly, and as a result, demand for such drilling rigs, equipment, and personnel, as well as access to transportation, processing, and refining facilities in these areas, have increased, as have the costs for those items. To the extent that commodity prices continue to improve in the future, the demand for and prices of these goods and services are likely to increase, and Magnolia could encounter delays in securing, or an inability to secure, the personnel, equipment, power, services, resources, and facilities access necessary for it to resume or increase Magnolia’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, Magnolia may not be able to drill all of its acreage before its leases expire.

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

Magnolia relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting Magnolia’s business and operations. Technical system flaws, power loss, cyber security risks, including cyber or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise computer and telecommunications systems and result in disruptions to the Company’s business operations or the access, disclosure, or loss of Company data and proprietary information. Additionally, as a producer of natural gas and oil, Magnolia faces various security threats that could render its information or systems unusable, and threats to the security of its facilities and infrastructure or the facilities and infrastructure of third parties, such as gathering and processing and other facilities, refineries and pipelines, or the cloud. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information, facilities, infrastructure, and systems essential to its business and operations, as well as data corruption, communication interruptions, or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations, and cash flows.

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

From time to time, federal legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to natural gas and oil exploration and development companies. For example, the Biden Administration has set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations and (ii) the elimination of certain tax subsidies for fossil fuels. Congress could consider some or all of these proposals in connection with future tax reform, including the tax reform being undertaken by the Biden Administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Magnolia’s future cash flows and results of operations.

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

Certain environmental laws impose strict joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. Magnolia may be required to remediate contaminated properties currently or formerly operated by the Company or facilities of third parties that received waste generated by the Company.

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

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. For example, following the determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and welfare, the EPA has adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. Moreover, the regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. On November 15, 2021, the EPA published a proposed rule that would strengthen the existing emissions reduction requirements in Subpart OOOOa and create a Subpart OOOOb to expand reduction requirements for new, modified and reconstructed oil and natural gas sources, and would impose methane emissions limitations on existing oil and natural gas sources nationwide for the first time. In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. The EPA is expected to issue both a supplemental proposed rule, that may expand or modify the current proposed rule, and a final rule by the end of 2022. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain.

Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. The Paris Agreement includes nonbinding pledges to limit or reduce future emissions. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 100 countries have joined the pledge. To the extent the United States or other countries implement or impose climate change regulations on the oil and gas industry, it could have an adverse effect on the Company’s business.

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

From time to time the U.S. Congress has considered proposals to regulate hydraulic fracturing under the U.S. Safe Drinking Water Act. While, to date, those proposals have not been enacted, such proposals may be considered again in the future. Several states have already enacted or are otherwise considering legislation to regulate hydraulic fracturing practices through more stringent permitting, fluid disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal via injection wells are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to seismic events. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing or are considering doing so. Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas in which the Company conducts business could result in increased compliance costs or additional operating restrictions in the U.S.

Risks Related to Financing and Liquidity

Magnolia may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy debt obligations, which may not be successful.

Magnolia’s ability to make scheduled payments on or to refinance its indebtedness obligations, including the RBL Facility and the 2026 Senior Notes, depends on Magnolia’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions, industry cycles and certain financial, business, and other factors affecting Magnolia’s operations, many of which are beyond Magnolia’s control. Magnolia may not be able to maintain a level of cash flow from operating activities sufficient to permit Magnolia to pay the principal, premium, if any, and interest on its indebtedness. Failure to make required payments on its indebtedness will result in an event of default under the agreement governing the applicable indebtedness, entitling the requisite lenders of such indebtedness to accelerate the payment of obligations thereunder and to exercise other remedies, including in respect of collateral (if any) securing such indebtedness. As of December 31, 2021, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility and $450.0 million of borrowing capacity of the RBL Facility.

If Magnolia’s cash flow and capital resources are insufficient to fund debt service obligations, Magnolia may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance existing indebtedness. Magnolia’s ability to restructure or refinance indebtedness will depend on the condition of the capital markets and its financial condition at such time. Any refinancing of indebtedness may be at higher interest rates and may require Magnolia to comply with more onerous covenants, which could further restrict business operations. The terms of Magnolia’s existing or future debt instruments may restrict it from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely harm Magnolia’s ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, Magnolia could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The RBL Facility and the indenture governing the 2026 Senior Notes limit Magnolia’s ability to dispose of assets and use the proceeds from such dispositions. Magnolia may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit Magnolia to meet scheduled debt service obligations.

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

The RBL Facility limits the amounts Magnolia can borrow up to a borrowing base amount, which the lenders determine, in good faith, in accordance with their respective usual and customary oil and natural gas lending criteria, based upon the loan value of the proved oil and natural gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders. As of December 31, 2021, the Company had $450.0 million of borrowing base capacity and no borrowings.

The RBL Facility requires periodic borrowing base redeterminations based on reserve reports. Additionally, the borrowing base is subject to unscheduled reductions due to certain issuances of new junior lien indebtedness, unsecured indebtedness or subordinated indebtedness, certain sales or acquisitions of borrowing base properties, or early monetizations or terminations of certain hedge or swap positions. An unscheduled redetermination may also be requested by the requisite lenders under the original RBL Facility, once within a 12-month period, or by Magnolia, twice within a 12-month period. A reduced borrowing base could render Magnolia unable to access adequate funding under the RBL Facility. Additionally, if the aggregate amount outstanding under the RBL Facility exceeds the borrowing base at any time, Magnolia would be required to repay any indebtedness in excess of the borrowing base or to provide mortgages on additional borrowing base properties to eliminate such excess. As a result of a mandatory prepayment and/or reduced access to funds under the RBL Facility, Magnolia may be unable to implement its drilling and development plan, make acquisitions, or otherwise carry out business plans, which would have a material adverse effect on its financial condition and results of operations.

Magnolia’s development projects and acquisitions require substantial capital expenditures. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves.

The oil and gas industry is capital-intensive. Magnolia makes, and expects to continue to make, substantial capital expenditures related to development and acquisition projects. Magnolia has funded, and expects to continue to fund, its capital budget with cash generated by operations and potentially through borrowings under the RBL Facility. However, Magnolia’s financing needs may require it to alter or increase its capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that an additional portion of cash flow from operations be used for the payment of interest and principal on its indebtedness, thereby further reducing Magnolia’s ability to use cash flow from operations to fund working capital, capital expenditures, and acquisitions. The issuance of additional equity securities would be dilutive to existing stockholders. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things: commodity prices; actual drilling results; the availability of drilling rigs and other services and equipment; and legislative, regulatory, technological, competitive, and other economic or industry developments. A reduction in commodity prices from current levels may result in a decrease in actual capital expenditures, which would negatively impact Magnolia’s ability to grow production.

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

If Magnolia’s revenues or the borrowing base under the RBL Facility decrease as a result of lower oil, natural gas, and NGL prices, operational difficulties, declines in reserves or for any other reason, Magnolia may have limited ability to obtain the capital necessary to sustain operations at current levels. If additional capital is needed, Magnolia may not be able to obtain debt or equity financing on terms acceptable to it, if at all. If cash flow generated by Magnolia’s operations or available borrowings under the RBL Facility are insufficient to meet Magnolia’s capital requirements, the failure to obtain additional financing could result in a curtailment of the development of Magnolia’s properties, which in turn could lead to a decline in reserves and production and could materially and adversely affect Magnolia’s business, financial condition, and results of operations. If Magnolia incurs additional indebtedness, the operational risks that Magnolia faces could intensify, and Magnolia may be unable to service its existing debt service obligations.

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

Magnolia’s second amended and restated certificate of incorporation authorizes its board of directors to issue preferred stock without stockholder approval. If Magnolia’s board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire Magnolia. In addition, some provisions of Magnolia’s second amended and restated certificate of incorporation and its bylaws could make it more difficult for a third-party to acquire control of Magnolia, even if the change of control would be beneficial to its stockholders, including limitations on the removal of directors, limitations on the ability of Magnolia’s stockholders to call special meetings, providing that the board of directors is expressly authorized to adopt, or to alter or repeal, Magnolia’s bylaws, and establishing advance notice and certain information requirements for nominations for election to its board of directors and for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, certain change of control events may have the effect of accelerating any payments due under Magnolia’s RBL Facility, and could, in certain defined circumstances, require Magnolia to make an offer to repurchase its outstanding notes and/or result in the acceleration of payments required by the indenture governing its outstanding notes, which could be substantial and accordingly serve as a disincentive to a potential acquirer of the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

See Part II, Item 8, Note 10—Commitments and Contingencies to the consolidated financial statements, which is incorporated herein by reference.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Magnolia’s Executive Officers and Directors

The following table sets forth, as of February 17, 2022, the names, ages, and positions held by Magnolia’s executive officers and directors:

Name	Age	Position
Stephen I. Chazen	75	Chairman, President and Chief Executive Officer
Christopher G. Stavros	58	Executive Vice President and Chief Financial Officer
Timothy D. Yang	50	Executive Vice President, General Counsel and Corporate Secretary
Steve F. Millican	46	Senior Vice President, Operations
Arcilia C. Acosta	56	Director
Angela M. Busch	55	Director
Edward P. Djerejian	82	Director
James R. Larson	72	Director
Dan F. Smith	75	Director
John B. Walker	76	Director

Stephen “Steve” I. Chazen has served as Magnolia’s Chairman, President and Chief Executive Officer since 2017 and has served as Chairman of the Board since the completion of the Company’s initial public offering in May 2017. Prior to joining

Magnolia, Mr. Chazen was Chief Executive Officer of Occidental Petroleum Corporation (“Occidental”), whose principal businesses consist of oil and gas, chemical and midstream, and marketing segments, a position he held from May 2011 until his retirement in April 2016. Mr. Chazen was a member of Occidental’s board of directors from 2010 to 2017 and from March 2020 has served as Chairman of the Board of Occidental .

Christopher G. Stavros serves as Magnolia’s Executive Vice President and Chief Financial Officer, a position he has held since the closing of the Business Combination. Prior to joining the Company, Mr. Stavros was Chief Financial Officer of Occidental from 2014 to 2017, having previously served in various investor relations and treasury roles at Occidental since 2005.

Timothy D. Yang joined Magnolia as Executive Vice President, General Counsel and Corporate Secretary in September 2018. Prior to joining Magnolia, Mr. Yang served as General Counsel and Corporate Secretary of Newfield Exploration Company, an independent exploration and production company, from July 2015 through September 2018, and as General Counsel, Chief Compliance Officer, and Secretary of Sabine Oil & Gas Corporation from February 2013 to July 2015.

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

Angela M. Busch currently serves as the Executive Vice President of Corporate and Business Development for Ecolab Inc., a global leader in water, hygiene, and energy technologies and services, where she is responsible for acquisitions, divestitures, and alliances in support of Ecolab’s strategic objectives related to its global portfolio of businesses and activities.

Edward P. Djerejian served in the U.S. Foreign Service for eight presidents, from John F. Kennedy in 1962 to William J. Clinton in 1994. After his retirement from government service in 1994, he became, and currently serves as, the director of Rice University’s Baker Institute for Public Policy, a premier nonpartisan public policy think tank.

James R. Larson has served as an independent director of CSI Compressco GP LLC and its predecessor CSI Compressco GP Inc., general partner of CSI Compressco L.P., a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage, and as Chairman of its Audit Committee since July 2011, and served as a member of its Conflicts Committee from April 2012 until January 2021 and as Chairman of its Conflicts Committee since August 2021. Mr. Larson retired in January 2006 from his position as senior vice president of Anadarko Petroleum Corporation (“Anadarko”), an independent exploration and production company, and he held various tax and financial positions within Anadarko upon joining the company in 1981.

Dan F. Smith is a retired Chief Executive Officer of Lyondell Chemical Company, which operated in the chemicals, polymers and fuels business segments, and its wholly owned subsidiaries Millennium Chemicals Inc. and Equistar Chemicals, LP., a position he held from December 1996 until his retirement in December 2007. Mr. Smith is currently a director of Orion Engineered Carbons, S.A., and Kraton Corp.

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

Holders

As of February 14, 2022, there were 15 holders of record of Magnolia’s Class A Common Stock, and 5 holders of record of the Company’s Class B Common Stock, par value $0.0001 per share.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s share repurchase activities for the year ended December 31, 2021:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Common Shares that May Yet be Purchased Under the Program
January 1, 2021 - September 30, 2021	5,992,545	$12.32	5,992,545	8,532,455
October 1, 2021 - October 31, 2021	—	—	—	8,532,455
November 1, 2021 - November 30, 2021	1,739,206	19.37	1,739,206	6,793,249
December 1, 2021 - December 31, 2021	960,794	18.85	960,794	5,832,455
Total	8,692,545	$14.45	8,692,545	5,832,455
(1)As of December 31, 2021, the Company’s board of directors had authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. In February 2022, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock which increases total authorization to 30.0 million shares.

During the year ended December 31, 2021, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 13.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $171.7 million at an average price of $13.21 per share. There is no public market for the Class B Common Stock. For further detail, see Note 12—Stockholders’ Equity in the Notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return for the Company’s Class A Common Stock to that of the Standard and Poor’s (“S&P”), 500 Index and the S&P 500 Oil & Gas Exploration and Production Index. “Cumulative total return” means the change in share price of the Company’s Class A Common Stock during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s Class A Common Stock and in each of the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index on June 26, 2017,

which is when the Class A Common Stock and warrants comprising the units offered in Magnolia’s initial public offering began separate trading.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MAGNOLIA OIL AND GAS, THE S&P 500 INDEX, AND THE S&P 500 OIL & GAS EXPLORATION AND PRODUCTION INDEX

Index Values ($)
200
180
160
140
120
100
80
60
40
20
Jun 2017
Dec 2017
Jun 2018
Dec 2018
Jun 2019
Dec 2019
Jun 2020
Dec 2020
Jun 2021
Dec 2021
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. As of December 31, 2021, Magnolia operated one rig exclusively in the Giddings area, and one rig in both the Karnes and Giddings areas. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program as the Company has no long-term service obligations.

COVID-19 Pandemic and Market Conditions Update

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. While oil and natural gas prices increased in 2021, demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. or other locations across the world or as a result of any related social distancing guidelines, travel restrictions, vaccination protocols, and stay-at-home orders. The extent of any further impact of the pandemic, including the emergence and spread of variant strains of COVID-19, on Magnolia’s industry and business cannot be reasonably predicted at this time.

To protect the health and safety of its workers, Magnolia and its contractors have implemented protocols to attempt to reduce the risk of an outbreak of COVID-19, or variants of COVID-19, within the Company’s operations. The Company believes these protocols have not reduced production or efficiency in a significant manner. Magnolia’s board of directors is continuing to closely monitor the unfolding COVID-19 pandemic. Magnolia has been able to maintain a consistent level of effectiveness, including maintaining day-to-day operations, financial reporting systems, and internal control over financial reporting.

Business Overview

As of December 31, 2021, Magnolia’s assets in South Texas included 43,511 gross (23,785 net) acres in the Karnes area and 639,634 gross (447,478 net) acres in the Giddings area. As of December 31, 2021, Magnolia held an interest in approximately 2,011 gross (1,292 net) wells, with total production of 66.0 thousand barrels of oil equivalent per day (“Mboe/d”) for the year ended December 31, 2021. As of December 31, 2021, Magnolia was running a two-rig program. One rig drilled multi-well development pads exclusively in the Giddings area. The second rig drilled a mix of wells in both the Karnes and Giddings areas.

Magnolia recognized net income attributable to Class A Common Stock of $417.3 million, or $2.36 per diluted common share, for the year ended December 31, 2021. Magnolia also recognized net income of $559.7 million, which includes noncontrolling interest of $142.4 million for the year ended December 31, 2021.

As of December 31, 2021, the Company’s board of directors had authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock, and, in February 2022, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock which increases total authorization to 30.0 million shares. The program does not require purchases to be made within a particular timeframe. During the year ended December 31, 2021, the Company repurchased 8.7 million shares of Class A Common Stock at a weighted average price of $14.45, for a total cost of approximately $125.6 million.

During the year ended December 31, 2021, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled 13.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $171.7 million of cash consideration. During the same period, the Magnolia LLC Unit Holders redeemed 23.5 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. As of December 31, 2021, Magnolia owned approximately 78.4% of the interest in Magnolia LLC and the noncontrolling interest was 21.6%.
Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•During the second quarter of 2021, the Company amended the term of the Services Agreement to end on June 30, 2021. As part of the termination and transition of the Services Agreement, the Company incurred $11.2 million for the year ended December 31, 2021, included in “General and administrative expenses” on the Company’s consolidated statements of operations.

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

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

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

	Years Ended
(In thousands, except per unit data)	December 31, 2021	December 31, 2020
Production:
Oil (MBbls)	11,190	11,610
Natural gas (MMcf)	43,436	39,429
NGLs (MBbls)	5,669	4,449
Total (Mboe)	24,099	22,631

Average daily production:
Oil (Bbls/d)	30,659	31,722
Natural gas (Mcf/d)	119,003	107,728
NGLs (Bbls/d)	15,532	12,156
Total (boe/d)	66,025	61,833

Revenues:
Oil revenues	$747,896	$421,520
Natural gas revenues	172,648	70,416
Natural gas liquids revenues	157,807	49,367
Total revenues	$1,078,351	$541,303

Average Price:
Oil (per barrel)	$66.83	$36.31
Natural gas (per Mcf)	3.97	1.79
NGLs (per barrel)	27.84	11.10

Oil revenues were 69% and 78% of the Company’s total revenues for the years ended December 31, 2021 and 2020, respectively. Oil production was 46% and 51% of total production volume for the years ended December 31, 2021 and 2020, respectively. Oil revenues for the year ended December 31, 2021 were $326.4 million higher than the year ended December 31, 2020. An 84% increase in average prices increased revenues for the year ended December 31, 2021 by $354.5 million compared to the same period in the prior year, while a 4% decrease in oil production reduced revenue $28.1 million.

Natural gas revenues were 16% and 13% of the Company’s total revenues for the years ended December 31, 2021 and 2020, respectively. Natural gas production was 30% and 29% of total production volume for the years ended December 31, 2021 and 2020, respectively. Natural gas revenues for the year ended December 31, 2021 were $102.2 million higher than the year ended December 31, 2020. A 122% increase in average prices increased revenues for the year ended December 31, 2021 by $86.3 million compared to the same period in the prior year, and a 10% increase in natural gas production increased revenue $15.9 million.

NGL revenues were 15% and 9% of the Company’s total revenues for the years ended December 31, 2021 and 2020, respectively. NGL production was 24% and 20% of total production volume for the years ended December 31, 2021 and 2020, respectively. NGL revenues for the year ended December 31, 2021 were $108.4 million higher than the year ended December 31, 2020. A 151% increase in average prices increased revenues for the year ended December 31, 2021 by $74.5 million compared to the same period in the prior year, and a 27% increase in NGL production increased revenue $33.9 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Years Ended
(In thousands, except per unit data)	December 31, 2021	December 31, 2020
Operating Expenses:
Lease operating expenses	$93,021	$79,192
Gathering, transportation, and processing	45,535	35,442
Taxes other than income	55,834	31,250
Exploration expenses	4,125	567,333
Impairment of oil and natural gas properties	—	1,381,258
Asset retirement obligations accretion	4,929	5,718
Depreciation, depletion and amortization	187,688	283,353
Amortization of intangible assets	9,346	14,505
General and administrative expenses	75,279	68,918
Total operating costs and expenses	$475,757	$2,466,969

Other Income (Expense):
Income from equity method investee	$—	$2,113
Interest expense, net	(31,002)	(28,698)
Gain (loss) on derivatives, net	(3,110)	565
Other income (expense), net	85	3,363
Total other expense	$(34,027)	$(22,657)

Average Operating Costs per boe:
Lease operating expenses	$3.86	$3.50
Gathering, transportation, and processing	1.89	1.57
Taxes other than income	2.32	1.38
Exploration costs	0.17	25.07
Impairment of oil and natural gas properties	—	61.03
Asset retirement obligations accretion	0.20	0.25
Depreciation, depletion and amortization	7.79	12.52
Amortization of intangible assets	0.39	0.64
General and administrative expenses	3.12	3.05

Lease operating expenses are the costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the year ended December 31, 2021 were $13.8 million, or $0.36 per boe, higher than the year ended December 31, 2020 primarily due to an increase in costs including operating and maintenance costs, workover activities and additional non-operated activities.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the year ended December 31, 2021 were $10.1 million, or $0.32 per boe, higher than the year ended December 31, 2020 primarily due to increased natural gas production and higher prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the year ended December 31, 2021 were $24.6 million, or $0.94 per boe, higher than the year ended December 31, 2020 primarily due to an increase in oil, natural gas, and NGL revenues.

Exploration costs are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry wells, costs of expired or abandoned leases, and delay rentals. The exploration costs for the year ended December 31, 2021 were $563.2 million, or $24.90 per boe, lower than the year ended December 31, 2020, as a result of an impairment recorded for the quarter ended March 31, 2020 related to Magnolia’s unproved oil and natural gas properties due to the sharp decline in commodity prices. For more information, please see Note 4—Fair Value Measurements in the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

For the year ended December 31, 2021, the Company did not recognize any impairments. For the year ended December 31, 2020, Magnolia recognized $1.4 billion of impairment included in “Impairment of oil and natural gas properties” in the consolidated statements of operations related to its proved oil and natural gas properties. The impairment was driven by the sharp decline in commodity prices. For more information, please see Note 4—Fair Value Measurements in the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation, depletion and amortization (“DD&A”) during the year ended December 31, 2021 was $95.7 million, or $4.73 per boe, lower than the year ended December 31, 2020 primarily as a result of lower asset property balances associated with proved property impairments recorded in the first quarter of 2020.

Amortization of intangible assets during the year ended December 31, 2021 was $5.2 million, or $0.25 per boe, lower than the year ended December 31, 2020, driven by fewer months of amortization during the year ended December 31, 2021 as compared to the same period in the prior year partially offset by the accelerated amortization of the intangible assets in the second quarter of 2021 as a result of the termination of the Non-Compete.

General and administrative (“G&A”) expenses during the year ended December 31, 2021 were $6.4 million, or $0.07 per boe, higher than the year ended December 31, 2020, primarily driven by increased corporate payroll expenses related to increased employee headcount offset by decreased service fee costs associated with the termination of the Services Agreement.

Interest expense, net, during the year ended December 31, 2021 was $2.3 million higher than the year ended December 31, 2020, driven by third-party costs associated with the debt modification pursuant to the amendment of the Indenture in the second quarter of 2021.

Gain (loss) on derivatives, net during the year ended December 31, 2021 was a $3.1 million loss as compared to a $0.6 million gain during the corresponding 2020 period. The change from a gain to a loss was primarily driven by the increase in natural gas prices period over period.

Other income (expense), net during the year ended December 31, 2021 was $3.3 million lower than the year ended December 31, 2020. The income in 2020 was a primarily due to a $5.1 million gain on sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream, LLC, partially offset by a $1.4 million inventory write-down.

Liquidity and Capital Resources

Magnolia’s primary sources of liquidity and capital have been cash flows from operations. The Company’s primary uses of cash have been for acquisitions of oil and natural gas properties and related assets, development of the Company’s oil and natural gas properties, share repurchases, dividends, and general working capital needs.

The Company may also utilize borrowings under other various financing sources available to Magnolia, including its RBL Facility and the issuance of equity or debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and the Company’s financial condition.

Material cash commitments include $24.0 million in interest payments paid each year through 2026. The Company anticipates its current cash balance, cash flows from operations, and its available sources of liquidity to be sufficient to meet the Company’s cash requirements. However, as the impact of COVID-19 on the economy evolves, the Company will continue to assess its liquidity needs. In the event of a sustained market deterioration, Magnolia may need additional liquidity, which would require the Company to evaluate available alternatives and take appropriate actions.

As of December 31, 2021, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of December 31, 2021, the Company has $817.0 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, which was reaffirmed on October 15, 2021, and $367.0 million of cash and cash equivalents. As of December 31, 2021, the Company’s Adjusted Consolidated Net Tangible Asset, as calculated in accordance with the Company’s Indenture relating to its 2026 Senior Notes, was approximately $3.0 billion.

Cash and Cash Equivalents

At December 31, 2021, Magnolia had $367.0 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020
Sources of cash and cash equivalents
Net cash provided by operating activities	$788,477	$310,121
Proceeds from sale of equity method investment	—	27,074
	$788,477	$337,195
Uses of cash and cash equivalents:
Acquisitions, other	$(18,345)	$(73,702)
Additions to oil and natural gas properties	(236,426)	(197,858)
Changes in working capital associated with additions to oil and natural gas properties	13,568	(24,354)
Class A Common Stock repurchases	(125,641)	(28,681)
Class B Common Stock purchases and cancellations	(171,671)	—
Non-compete settlement	(42,073)	—
Dividends paid	(14,131)	—
Distributions to noncontrolling interest holders	(7,207)	(680)
Other	(12,130)	(1,992)
	(614,056)	(327,267)
Increase in cash and cash equivalents	$174,421	$9,928

Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short term and long term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings or net losses, with the exception of certain non-cash expenses such as DD&A, the non-cash portion of exploration expenses, impairment of oil and natural gas properties, asset retirement obligations accretion, and deferred income tax expense.

Net cash provided by operating activities totaled $788.5 million and $310.1 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, cash provided by operating activities was positively impacted by increased oil, natural gas, and NGL prices partially offset primarily by additional costs associated with the termination of the Services Agreement and higher operating expenses.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually immaterial bolt-on acquisitions during the year ended December 31, 2021. During the year ended December 31, 2020, the Company completed various leasehold and property acquisitions, primarily comprised of a $69.7 million acquisition of certain non-operated oil and natural gas assets located in Karnes and DeWitt Counties, Texas.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the years ended December 31, 2021 and 2020.

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020
Drilling and completion	$231,904	$194,891
Leasehold acquisition costs	4,522	2,967
Total capital expenditures	$236,426	$197,858

As of December 31, 2021, Magnolia was running a two-rig program. One rig drilled multi-well development pads in the Giddings area. The second rig drilled a mix of wells in both the Karnes and Giddings areas. The activity during the year ended December 31, 2021 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan for 2022 is to continue to spend within cash flow on drilling and completing wells while maintaining low leverage.

Capital Requirements

As of December 31, 2021, the Company’s board of directors had authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock, and, in February 2022, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock which increases total authorization to 30.0 million shares. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the years ended December 31, 2021 and 2020, the Company repurchased 8.7 million and 4.5 million shares under this authorization, for a total cost of approximately $125.6 million and $28.7 million, respectively.

During the year ended December 31, 2021, Magnolia LLC repurchased and subsequently canceled 13.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $171.7 million of cash consideration. As of December 31, 2021, Magnolia owned approximately 78.4% of the interest in Magnolia LLC and the noncontrolling interest was 21.6%.

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

On August 2, 2021, the Company’s board of directors declared a semi-annual interim cash dividend of $0.08 per share of Class A Common Stock totaling approximately $14.2 million, of which $14.1 million was paid as of December 31, 2021. In addition, $4.8 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

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

Reserves Estimates

Proved oil and natural gas reserves are those quantities of oil, natural gas, and NGLs which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain, that it will commence within a reasonable time. Estimated proved developed oil and natural gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those that are directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2021, that are included in this Annual Report, are planned to be developed within one year.

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

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expenses” on the Company’s consolidated statements of operations for the year ended December 31, 2020. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach calculated using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments. Negative revisions of estimated reserves quantities, increases in future cost estimates, or sustained decreases in oil or natural gas prices could lead to a reduction in expected future cash flows and possibly an additional impairment of long-lived assets in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the original RBL Facility is based on the LIBOR rate or alternative base rate plus an applicable margin as stated in the agreement. Interest on borrowings under the amended and restated RBL Facility is based on the term Secured Overnight Financing Rate (“SOFR”) or alternative base rate plus an applicable margin as stated in the agreement. At December 31, 2021, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Prices for oil, natural gas, and NGLs have historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the year ended December 31, 2021 would have increased (decreased) the Company’s revenues by approximately $11.2 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2021 would have increased (decreased) Magnolia’s revenues by approximately $4.3 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magnolia Oil & Gas Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties

As discussed in Note 1 to the consolidated financial statements, the Company depreciates, depletes, and amortizes its proved oil and natural gas properties using the unit-of-production method. For the year ended December 31, 2021, the Company recorded depreciation, depletion and amortization expense of $188 million. The estimation of proved oil and natural gas reserves requires the expertise of reservoir engineering specialists, who take into consideration future production, future operating and capital costs, and historical oil and natural gas prices inclusive of price differentials. The Company engages independent reservoir engineering specialists to estimate proved oil and natural gas reserves, which are an input to the calculation of depreciation, depletion, and amortization.

We identified the assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s estimate of proved oil and natural gas reserves. Specifically, auditor judgment was required to evaluate the assumptions used by the Company related to future production and future operating and capital costs.

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
February 17, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Magnolia Oil & Gas Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas
February 17, 2022

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$366,982	$192,561
Accounts receivable	149,769	81,559
Drilling advances	615	3,805
Other current assets	1,427	3,601
Total current assets	518,793	281,526
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,381,812	2,130,125
Other	7,036	4,412
Accumulated depreciation, depletion and amortization	(1,172,761)	(985,010)
Total property, plant and equipment, net	1,216,087	1,149,527
OTHER ASSETS
Deferred financing costs, net	3,701	6,042
Intangible assets, net	—	9,346
Other long-term assets	8,161	6,979
Total other assets	11,862	22,367
TOTAL ASSETS	$1,746,742	$1,453,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$127,909	$62,626
Other current liabilities (Note 6)	90,636	66,323
Total current liabilities	218,545	128,949
LONG-TERM LIABILITIES
Long-term debt, net	388,087	391,115
Asset retirement obligations, net of current	89,715	88,232
Other long-term liabilities	5,146	5,702
Total long-term liabilities	482,948	485,049
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 193,437 shares issued and 179,270 shares outstanding in 2021 and 168,755 shares issued and 163,280 shares outstanding in 2020	19	17
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 49,293 shares issued and outstanding in 2021 and 85,790 shares issued and outstanding in 2020	5	9
Additional paid-in capital	1,689,500	1,712,544
Treasury Stock, at cost, 14,168 shares and 5,475 shares in 2021 and 2020, respectively	(164,599)	(38,958)
Accumulated deficit	(708,168)	(1,125,450)
Noncontrolling interest	228,492	291,260
Total equity	1,045,249	839,422
TOTAL LIABILITIES AND EQUITY	$1,746,742	$1,453,420

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
REVENUES
Oil revenues	$747,896	$421,520	$775,770
Natural gas revenues	172,648	70,416	95,970
Natural gas liquids revenues	157,807	49,367	70,416
Total revenues	1,078,351	541,303	942,156
OPERATING EXPENSES
Lease operating expenses	93,021	79,192	93,788
Gathering, transportation, and processing	45,535	35,442	40,938
Taxes other than income	55,834	31,250	53,728
Exploration expenses	4,125	567,333	12,741
Impairment of oil and natural gas properties	—	1,381,258	—
Asset retirement obligations accretion	4,929	5,718	5,512
Depreciation, depletion and amortization	187,688	283,353	523,572
Amortization of intangible assets	9,346	14,505	14,505
General and administrative expenses	75,279	68,918	69,432
Transaction related costs	—	—	438
Total operating costs and expenses	475,757	2,466,969	814,654

OPERATING INCOME (LOSS)	602,594	(1,925,666)	127,502
OTHER INCOME (EXPENSE)
Income from equity method investee	—	2,113	857
Interest expense, net	(31,002)	(28,698)	(28,356)
Gain (loss) on derivatives, net	(3,110)	565	—
Other income (expense), net	85	3,363	(238)
Total other expense, net	(34,027)	(22,657)	(27,737)

INCOME (LOSS) BEFORE INCOME TAXES	568,567	(1,948,323)	99,765
Income tax expense (benefit)	8,851	(79,340)	14,760
NET INCOME (LOSS)	559,716	(1,868,983)	85,005
LESS: Net income (loss) attributable to noncontrolling interest	142,434	(660,593)	34,809
NET INCOME (LOSS) ATTRIBUTABLE TO MAGNOLIA	417,282	(1,208,390)	50,196
LESS: Non-cash deemed dividend related to warrant exchange	—	—	2,763
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$417,282	$(1,208,390)	$47,433
NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$2.38	$(7.27)	$0.29
Diluted	$2.36	$(7.27)	$0.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	174,364	166,270	161,886
Diluted	175,360	166,270	167,047

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2018	156,333	$16	93,346	$9	$1,641,237	—	$—	$35,507	$1,676,769	$1,031,186	$2,707,955
Stock based compensation expense, net of forfeitures	—	—	—	—	7,091	—	—	—	7,091	3,998	11,089
Changes in ownership interest adjustment and in deferred tax liability	—	—	—	—	27,405	—	—	—	27,405	(36,385)	(8,980)
Common stock issued in connection with acquisition	3,055	—	—	—	33,693	—	—	—	33,693	—	33,693
Final settlement adjustment related to Business Combination	(496)	—	(1,556)	—	(6,095)	—	—	—	(6,095)	(19,150)	(25,245)
Common stock issued in connection with warrants exchange	9,179	1	—	—	530	—	—	(2,763)	(2,232)	—	(2,232)
Common stock issued related to stock based compensation and other, net	248	—	—	—	(499)	—	—	—	(499)	(272)	(771)
Class A Common Stock repurchases	—	—	—	—	—	1,000	(10,277)	—	(10,277)	—	(10,277)
Class B Common Stock purchase and cancellation	—	—	(6,000)	—	—	—	—	—	—	(69,093)	(69,093)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	8,809	8,809
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)
Net income	—	—	—	—	—	—	—	50,196	50,196	34,809	85,005
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense, net of forfeitures	—	—	—	—	6,616	—	—	—	6,616	3,413	10,029
Changes in ownership interest adjustment	—	—	—	—	3,088	—	—	—	3,088	(3,088)	—
Common stock issued related to stock based compensation and other, net	436	—	—	—	(522)	—	—	—	(522)	(270)	(792)
Class A Common Stock repurchases	—	—	—	—	—	4,475	(28,681)	—	(28,681)	—	(28,681)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(680)	(680)
Net loss	—	—	—	—	—	—	—	(1,208,390)	(1,208,390)	(660,593)	(1,868,983)
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422
Stock based compensation expense, net of forfeitures	—	—	—	—	8,629	—	—	—	8,629	3,107	11,736
Changes in ownership interest adjustment	—	—	—	—	15,884	—	—	—	15,884	(15,884)	—
Common stock issued related to stock based compensation and other, net	810	—	—	—	(3,571)	—	—	—	(3,571)	(1,231)	(4,802)
Class A Common Stock repurchases	—	—	—	—	—	8,693	(125,641)	—	(125,641)	—	(125,641)
Class B Common Stock purchases and cancellations	—	—	(13,000)	(2)	2	—	—	—	—	(171,671)	(171,671)
Non-compete settlement	375	—	—	—	(29,757)	—	—	—	(29,757)	(12,316)	(42,073)
Conversion of Class B Common Stock to Class A Common Stock	23,497	2	(23,497)	(2)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	(14,231)	—	—	—	(14,231)	—	(14,231)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(7,207)	(7,207)
Net income	—	—	—	—	—	—	—	417,282	417,282	142,434	559,716
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$559,716	$(1,868,983)	$85,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	187,688	283,353	523,572
Amortization of intangible assets	9,346	14,505	14,505
Exploration expenses, non-cash	888	563,999	1,154
Impairment of oil and natural gas properties	—	1,381,258	—
Asset retirement obligations accretion	4,929	5,718	5,512
Amortization of deferred financing costs	4,290	3,628	3,541
Unrealized (gain) loss on derivatives, net	277	(277)	—
(Gain) on sale of equity method investment	—	(5,071)	—
Deferred taxes	—	(77,834)	14,261
Stock based compensation	11,736	10,029	11,089
Other	(84)	(728)	(668)
Changes in operating assets and liabilities:
Accounts receivable	(68,210)	24,216	7,952
Accounts payable	65,283	(16,961)	(6,834)
Accrued liabilities	7,765	(2,457)	(19,181)
Drilling advances	3,190	(3,506)	11,960
Other assets and liabilities, net	1,663	(768)	(4,249)
Net cash provided by operating activities	788,477	310,121	647,619
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of EnerVest properties	—	—	4,250
Acquisitions, other	(18,345)	(73,702)	(93,221)
Proceeds from sale of equity method investment	—	27,074	—
Additions to oil and natural gas properties	(236,426)	(197,858)	(425,124)
Changes in working capital associated with additions to oil and natural gas properties	13,568	(24,354)	(9,911)
Other investing	(2,239)	(1,148)	(242)
Net cash used in investing activities	(243,442)	(269,988)	(524,248)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(125,641)	(28,681)	(10,277)
Class B Common Stock purchases and cancellations	(171,671)	—	(69,093)
Non-compete settlement	(42,073)	—	—
Dividends paid	(14,131)	—	—
Contributions from noncontrolling interest owners	—	—	7,301
Distributions to noncontrolling interest owners	(7,207)	(680)	(1,424)
Cash paid for debt modification	(4,976)	—	—
Other financing activities	(4,915)	(844)	(3,003)
Net cash used in financing activities	(370,614)	(30,205)	(76,496)

NET CHANGE IN CASH AND CASH EQUIVALENTS	174,421	9,928	46,875
Cash and cash equivalents – Beginning of period	192,561	182,633	135,758
Cash and cash equivalents – End of period	$366,982	$192,561	$182,633
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. As of December 31, 2021, Magnolia owned approximately 78.4% of the interest in Magnolia Oil & Gas Parent LLC (“Magnolia LLC”) and the noncontrolling interest was 21.6%. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflects a noncontrolling interest representing the interest owned by the Magnolia LLC Unit Holders through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 12—Stockholders’ Equity for further discussion of noncontrolling interest.

Variable Interest Entities

Magnolia LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Magnolia LLC as the Company is the sole managing member and has the power to direct the activities most significant to Magnolia LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2021, the Company had an approximate 78.4% economic interest in Magnolia LLC and 100% of Magnolia LLC’s assets, liabilities, and results of operations are consolidated in the Company’s consolidated financial statements contained herein. At December 31, 2021, the Magnolia LLC Unit Holders had an approximate 21.6% economic interest in Magnolia LLC; however, the Magnolia LLC Unit Holders have disproportionately fewer voting rights, and are shown as noncontrolling interest holders of Magnolia LLC. See Note 12—Stockholders’ Equity for further discussion of the noncontrolling interest.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments that are readily convertible to cash. Cash and cash equivalents were approximately $367.0 million and $192.6 million at December 31, 2021 and 2020, respectively.

Accounts Receivable and Allowance for Expected Credit Losses

The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. The majority of these receivables have payment terms of 30 days or less. For receivables due from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. From an evaluation of the Company’s existing credit portfolio, historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of Magnolia’s business partners. There was no material impact on the Company’s consolidated financial statements or disclosures upon adoption of this Accounting Standards Update (“ASU”).

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

Unproved properties are assessed for impairment at least annually and are transferred to proved oil and natural gas properties to the extent the costs are associated with successful exploration activities. Unproved properties are assessed for impairment based on the Company’s current exploration plans. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and natural gas properties. Costs of maintaining and retaining unproved properties, as well as impairment of unsuccessful leases, are included in “Exploration expenses” in the consolidated statements of operations.

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

When circumstances indicate that proved oil and natural gas properties may be impaired, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in ASC 820, “Fair Value Measurements” (“ASC 820”). If applicable, the Company may utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. See Note 4—Fair Value Measurements for further discussion.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represent the present value of the estimated cash flows expected to be incurred to plug, abandon, and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment, and remediation costs, well life, inflation, and credit-adjusted risk-free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset using the unit of production method and is included in “Depreciation, depletion and amortization” in the Company’s consolidated statements of operations. If the ARO is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

Intangible Assets

On the Closing Date, the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which prohibited EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until July 31, 2022 (“Prohibited Period End Date”). On the Closing Date of the initial Business Combination, the Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the Company’s consolidated balance sheet. These intangible assets had a definite life and were subject to amortization utilizing the straight-line method over their economic life, previously estimated to be two and one-half to four years. On June 30, 2021, the Company amended the Non-Compete Prohibited Period End Date to terminate on June 30, 2021, which resulted in the Company accelerating the amortization of the remaining intangible assets. Magnolia assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized in the consolidated statements of operations if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As the intangible assets were fully amortized on June 30, 2021, no impairment was recorded for the year ended December 31, 2021. For more discussion on the Non-Compete, refer to Note 5—Intangible Assets.

Fair Value Measurements

Certain assets and liabilities are reported at fair value on a recurring basis on the Company’s consolidated balance sheet. The Company also uses fair value measurements on a nonrecurring basis when a qualitative assessment of its assets indicates a potential impairment. For more discussion on recurring and nonrecurring fair value measurements, refer to Note 4—Fair Value Measurements.

The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions, and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

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

Derivatives

Magnolia utilized natural gas costless collars to reduce its exposure to price volatility for a portion of its natural gas production volumes. The Company’s policies do not permit the use of derivative instruments for speculative purposes. The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments were recorded immediately to earnings as “Gain (loss) on derivatives, net” on the Company’s consolidated statements of operations. The Company had settled all of its natural gas costless collar derivative contracts by September 30, 2021.

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

Commitments and Contingencies

Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Refer to Note 10—Commitments and Contingencies for additional information.

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

The Company’s receivables consist mainly of receivables from oil, natural gas, and NGL purchasers and from joint interest owners on properties the Company operates. Receivables from contracts with customers totaled $125.1 million and $72.0 million as of December 31, 2021 and 2020, respectively. Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of December 31, 2021 or 2020.

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

Net Income or Loss Per Share of Common Stock

The Company’s basic earnings or loss per share (“EPS”) is computed based on the weighted average number of shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding restricted stock units (“RSUs”), performance stock units (“PSUs”), performance restricted stock units (“PRSUs”), warrants exchanged for Class A Common Stock and exchanges or repurchases of Class B Common Stock if the inclusion of these items is dilutive. The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities and, therefore, are deducted from earnings in computing basic and diluted net income (loss) per share under the two-class method. Diluted net income (loss) per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented. Refer to Note 14— Earnings (Loss) Per Share for additional information and the calculation of EPS.

Stock Based Compensation

Magnolia has established a long-term incentive plan for certain employees and directors that allows for granting RSUs, PSUs, and PRSUs. RSUs granted are valued on the date of the grant using the quoted market price of Magnolia's Class A Common Stock. PSUs and PRSUs granted are valued based on the grant date fair value determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. RSUs, PSUs, and PRSUs are expensed on a straight-line basis over the requisite service period. The Company records expense associated with the fair value of stock based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” and that expense is included within “General and administrative expenses” and “Lease operating expenses” in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur. These plans and related accounting policies are defined and described more fully in Note 13—Stock Based Compensation.

Leases

Magnolia recognizes right of use assets and lease liabilities for certain commitments with terms greater than one year primarily related to real estate, vehicles, and field equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of December 31, 2021. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. The Company has also elected a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For more information, refer to Note 9—Leases.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes,” which reduces the complexity of accounting for income taxes by removing certain exceptions to the general principles and also simplifying areas such as separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard is effective for interim and annual periods beginning after December 15, 2020 and shall be applied on either a prospective basis, a retrospective basis for all periods presented, or a modified retrospective basis through a cumulative-effect adjustment to retained earnings depending on which aspects of the new standard are applicable to an entity. The Company adopted this standard on a prospective basis on January 1, 2021. The adoption of this guidance did not have any material impact on the Company’s financial position, cash flows, or results of operations.

2. Acquisitions and Divestitures

Acquisitions

In 2021, the Company completed multiple individually insignificant bolt-on acquisitions.

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

Divestitures

On October 23, 2020, the Company sold its 35% membership interest in Ironwood Eagle Ford Midstream, LLC for approximately $27.1 million in cash and recognized a gain on sale of the equity method investment of $5.1 million included within “Other income (expense), net” on the Company’s consolidated statements of operations.

3. Derivative Instruments

The Company had settled all of its natural gas costless collar derivative contracts by September 30, 2021. From September 30, 2020 to September 30, 2021, Magnolia utilized natural gas costless collars to reduce its exposure to price volatility for a portion of its natural gas production volumes. The Company’s policies do not permit the use of derivative instruments for speculative purposes. Under the Company’s costless collar contracts, each collar had an established floor price and ceiling price. When the settlement price was below the floor price, the counterparty was required to make a payment to the Company and when the settlement price was above the ceiling price, the Company was required to make a payment to the counterparty.

The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments were recorded immediately to earnings as “Gain (loss) on derivatives, net” on the Company’s consolidated statements of operations.

The following table summarizes the effect of derivative instruments on the Company’s consolidated statements of operations:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Derivative settlements, realized gain (loss)	$(2,833)	$288	$—
Unrealized gain (loss) on derivatives	(277)	277	—
Gain (loss) on derivatives, net	$(3,110)	$565	$—

The Company had no outstanding derivative contracts in place as of December 31, 2021.

See Note 4—Fair Value Measurements for the fair value hierarchy of the Company’s derivative contracts.

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

Recurring Fair Value Measurements

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheet as of December 31, 2021 and 2020 is as follows:

	December 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$388,087	$411,500	$391,115	$407,500

The fair value of the 2026 Senior Notes as of December 31, 2021 and 2020 is based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

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

Derivative Instruments

The Company had no outstanding derivative instruments as of December 31, 2021. The fair values of the Company’s outstanding natural gas costless collar derivative instruments prior to December 31, 2021 were measured using an industry-standard pricing model and were provided by a third party. The inputs used in the third-party pricing model included quoted forward prices for natural gas, the contracted volumes, volatility factors, and time to maturity, which are considered Level 2 inputs.

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

See Note 3—Derivative Instruments for notional volumes and terms with the Company’s derivative contracts.

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

The fair value measurements of assets acquired and liabilities assumed in a business combination are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. Significant inputs to the valuation of acquired oil and natural gas properties includes estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 2—Acquisitions and Divestitures for additional information.

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expenses” on the Company’s consolidated statements of operations. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. The Company calculated the estimated fair values of its oil and natural gas properties using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments. No impairments were recorded for the year ended December 31, 2021.

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

5. Intangible Assets

Non-Compete Agreement

On the Closing Date, the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which prohibited EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale (the “Market Area”) until July 31, 2022 (the “Prohibited Period End Date”). In January 2021, the Company amended the Non-Compete such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of the Closing Date, the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock.

On June 30, 2021, the Company amended the Non-Compete Prohibited Period End Date to terminate on June 30, 2021 and paid $24.9 million in cash in lieu of delivering the remaining 1.6 million shares of Class A Common Stock (the “Second Non-Compete Amendment”).

On the Closing Date, the Company recorded an estimated cost of $44.4 million for the Non-Compete as intangible assets on the consolidated balance sheet. These intangible assets had a definite life and were subject to amortization utilizing the straight-line method over their economic life, previously estimated to be two and one half to four years. The Second Non-Compete Amendment resulted in the Company accelerating the amortization of the remaining intangible assets. The Company included the amortization in “Amortization of intangible assets” on the Company’s consolidated statements of operations.

(In thousands)	December 31, 2021	December 31, 2020
Non-compete intangible assets	$44,400	$44,400
Accumulated amortization	(44,400)	(35,054)
Intangible assets, net	$—	$9,346
Weighted average amortization period (in years)	2.70	3.25

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	December 31, 2021	December 31, 2020
Accrued capital expenditures	$29,936	$16,368
Other	60,700	49,955
Total other current liabilities	$90,636	$66,323

7. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Asset retirement obligations, beginning of period	$88,404	$95,542	$85,983
Revisions to estimates	(7,128)	(14,883)	69
Liabilities incurred and assumed	5,293	3,484	7,082
Liabilities settled	(848)	(1,457)	(3,104)
Accretion expense	4,929	5,718	5,512
Asset retirement obligations, end of period	$90,650	$88,404	$95,542

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

8. Long-term Debt

The Company’s debt is comprised of the following:

(In thousands)	December 31, 2021	December 31, 2020
RBL Facility	$—	$—
2026 Senior Notes	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(11,913)	(8,885)
Total debt, net	$388,087	$391,115

Credit Facility

In connection with the consummation of the Business Combination, Magnolia Operating entered into the RBL Facility among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $100.0 million sublimit. The borrowing base as of December 31, 2021 was $450.0 million, which was reaffirmed in the semi-annual redetermination on October 15, 2021. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 4.00 to 1.00 and, if the leverage ratio is in excess of 3.00 to 1.00, a current ratio of greater than 1.00 to 1.00. As of December 31, 2021, the Company was in compliance with all covenants under the RBL Facility.

On February 16, 2022, Magnolia Operating, as borrower, amended and restated the RBL Facility (“Amended and Restated RBL Facility”) in its entirety, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $50.0 million sublimit, with an initial borrowing base of $450.0 million. The Amended and Restated RBL Facility matures in February 2026. See Item 9B - Other Information for additional discussion of the Amended and Restated RBL Facility.

Deferred financing costs incurred in connection with securing the RBL Facility were $11.7 million, as of December 31, 2021, which are amortized on a straight-line basis over a period of five years and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $4.1 million, $4.2 million, and $4.5 million during the years ended December 31, 2021, 2020, and 2019, respectively. The unamortized portion of the deferred financing costs are included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of December 31, 2021.

The Company did not have any outstanding borrowings under its RBL Facility as of December 31, 2021.

2026 Senior Notes

On July 31, 2018, the Issuers issued and sold $400.0 million aggregate principal amount of 2026 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. The 2026 Senior Notes were issued under the Indenture, dated as of July 31, 2018, by and among the Issuers and Deutsche Bank Trust Company Americas, as trustee. The 2026 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia Operating, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2026 Senior Notes will mature on August 1, 2026 and bear interest at the rate of 6.0% per annum.

On April 5, 2021, the terms of the Indenture were amended to modify, among other things, the criteria used by the Company to make Restricted Payments (as defined in the Indenture). The amendment to the Indenture was accounted for as a debt modification. Costs incurred with third parties directly related to the modification were expensed as incurred. The Company incurred approximately $1.1 million of transaction fees related to the modification which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the year ended December 31, 2021. The Company also paid $5.0 million in fees to holders of the 2026 Senior Notes, which fees are recorded as deferred financing costs and amortized using the new effective interest rate applied prospectively over the remaining term of the 2026 Senior Notes.

As of December 31, 2021, the Company had incurred and capitalized a total of $16.8 million of deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which have been recorded as “Long-term debt, net” on the consolidated balance sheet as of December 31, 2021. The Company recognized interest expense related to the 2026 Senior Notes of $27.1 million, $25.3 million, and $25.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

9. Leases

Magnolia’s leases primarily consist of real estate, vehicles, and field equipment. The Company’s leases have remaining lease terms of up to 6 years, some of which include options to renew or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. Magnolia’s lease agreements do not contain any restrictive covenants or material residual value guarantees.

As most of Magnolia’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date.

(In thousands)	December 31, 2021	December 31, 2020
Operating Leases
Operating lease assets	$7,737	$6,470

Operating lease liabilities - current	$4,031	$1,801
Operating lease liabilities - long-term	5,146	5,703
Total operating lease liabilities	$9,177	$7,504

Weighted average remaining lease term (in years)	3.0	4.2
Weighted average discount rate	3.4%	4.0%

For the years ended December 31, 2021 and 2020, the Company incurred $3.7 million and $3.4 million, respectively, of lease costs for operating leases included on the Company’s consolidated balance sheet, and $22.9 million and $22.8 million, respectively, for short-term lease costs. For the years ended December 31, 2021 and 2020, the Company did not incur any expenses for variable lease costs. Cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases for the years ended December 31, 2021 and 2020 are $2.9 million and $3.0 million, respectively.

Maturities of lease liabilities as of December 31, 2021 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities	Operating Leases
2022	$4,266
2023	2,409
2024	1,241
2025	1,135
2026	583
After 2026	17
Total lease payments	$9,651
Less: Interest	(474)
Present value of lease liabilities	$9,177

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

At December 31, 2021, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at December 31, 2021 or December 31, 2020.

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

Commitments

At December 31, 2021, contractual obligations for long-term operating leases and purchase obligations are as follows:

Net Minimum Commitments (In thousands)	Total	2022	2023-2024	2025-2026	2027 & Beyond
Purchase obligations (1)	$3,059	$1,196	$1,863	$—	$—
Operating lease obligations (2)	9,651	4,266	3,650	1,718	17
Total net minimum commitments	$12,710	$5,462	$5,513	$1,718	$17
(1)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with firm transportation contracts and IT-related service commitments. The costs incurred under these obligations were $1.4 million, $1.2 million, and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. While oil and natural gas prices increased in 2021, demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. or other locations across the world or as a result of any related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of any further impact of the pandemic, including the emergence and spread of variant strains of COVID-19, on the Company’s industry and business cannot be reasonably predicted at this time.

11. Income Taxes

The Company’s income tax provision consists of the following components:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$5,452	$(1,167)	$—
State	3,399	(339)	499
Total current	8,851	(1,506)	499
Deferred:
Federal	—	(71,792)	13,817
State	—	(6,042)	444
Total deferred	—	(77,834)	14,261
Income tax expense (benefit)	$8,851	$(79,340)	$14,760

The Company is subject to U.S. federal income tax, the margin tax in the state of Texas, and Louisiana corporate income tax. The Company’s annual effective tax rate as of December 31, 2021, 2020, and 2019, were 1.6%, 4.1%, and 14.8%, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets which resulted in additional differences between the effective tax rate and the statutory rate as of December 31, 2021.

As of December 31, 2021, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the year ended December 31, 2021, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

During the year ended December 31, 2021, the Magnolia LLC Unit Holders redeemed 23.5 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. The redemption and exchange of these Magnolia LLC Units created additional tax basis in Magnolia LLC. There was no net tax impact as the Company recorded a full valuation allowance.

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) from continuing operations is as follows:

	Year Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Income tax expense at the federal statutory rate	$119,392	$(409,148)	$20,966
State income tax expense, net of federal income tax benefits	2,763	(12,759)	847
Noncontrolling interest in partnerships	(30,615)	141,027	(7,309)
Valuation allowances	(82,696)	201,786	—
Other	7	(246)	256
Income tax expense (benefit)	$8,851	$(79,340)	$14,760

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Investment in partnership	$161,910	$162,437
Net operating loss carryforwards	11,855	28,461
Capital loss carryforward	1,522	1,727
Oil and natural gas properties	6,337	6,224
Capitalized transaction costs	2,690	2,937
Total deferred tax assets	184,314	201,786
Deferred tax liabilities:
Total deferred tax liabilities	—	—

Net deferred tax assets	184,314	201,786
Valuation allowances	(184,314)	(201,786)
Net deferred tax assets, net of valuation allowances	$—	$—

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Applying the net operating loss (“NOL”) carryback provision resulted in an income tax benefit of $1.2 million during the year ended

December 31, 2020. As of December 31, 2021, the Company had $56.4 million of U.S. federal net operating loss, which has an indefinite carryforward, and a $7.2 million capital loss carryforward which will expire in 4 years.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets, including NOL carryforwards. Valuation allowances for deferred tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. During 2020, the Company moved from a net deferred tax liability position to a net deferred tax asset position resulting primarily from oil and natural gas impairments. As of December 31, 2021, the Company’s deferred tax asset was $184.3 million. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of December 31, 2021, the Company assessed the realizability of the deferred tax assets and recorded full valuation allowances of $184.3 million.

As commodity prices have improved during the year, Magnolia has begun to sustain a level of increased profitability such that, net of its net operating loss, Magnolia is beginning to project modest taxable income. Should this continue, increased weight will be given to positive operating results, along with projections of future taxable income, in determining whether future taxable income will be sufficient to provide for realization of the Company’s deferred tax assets, and if so, this new evidence may result in a change in estimate of the Company’s valuation allowance in the next twelve months.

12. Stockholders’ Equity

Class A Common Stock

At December 31, 2021, there were 193.4 million shares issued and 179.3 million shares outstanding of Class A Common Stock. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held.

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

Class B Common Stock

At December 31, 2021, there were 49.3 million shares issued and outstanding of Class B Common Stock. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

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

Share Repurchase Program

As of December 31, 2021, the Company’s board of directors had authorized a share repurchase program of up to 20.0 million shares of Class A Common Stock, and, in February 2022, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock which increases total authorization to 30.0 million shares. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company's insider trading policy. The share repurchase program does not require purchases to be made within a particular timeframe. As of December 31, 2021, the Company had repurchased 14.2 million shares under the plan at a total cost of $164.6 million.

Dividends and Distributions

Distribution

On August 2, 2021, Magnolia LLC declared a cash distribution of $0.08 per Magnolia LLC Unit totaling $19.0 million, of which $14.2 million was distributed to the Company and $4.8 million was distributed to the Magnolia LLC Unit Holders. The distribution to the Magnolia LLC Unit Holders was recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheet as of December 31, 2021.

Cash Dividend

On August 2, 2021, the Company’s board of directors declared a semi-annual interim cash dividend of $0.08 per share of Class A Common Stock totaling approximately $14.2 million. The dividend was paid on September 1, 2021 to shareholders of record as of the close of business on August 12, 2021. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $14.2 million dividend declared during the third quarter of 2021 was recorded as a reduction of additional paid-in capital on the Company’s consolidated balance sheet as of December 31, 2021.

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

During the year ended December 31, 2021, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled 13.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $171.7 million of cash consideration. During the year ended December 31, 2019, Magnolia LLC repurchased and subsequently canceled 6.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $69.1 million of cash consideration. Magnolia funded these repurchases of Class B Common Stock with cash on hand.

During the year ended December 31, 2021, the Magnolia LLC Unit Holders also redeemed 23.5 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. As of December 31, 2021, Magnolia owned approximately 78.4% of the interest in Magnolia LLC and the noncontrolling interest was 21.6%.

In the first quarter of 2019, Magnolia Operating formed Highlander as a joint venture, where MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units in Highlander, with the remaining 15.3% attributable to noncontrolling interest.

13. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of December 31, 2021. The Company grants stock based compensation awards in the form of RSUs, PSUs, and PRSUs to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $11.7 million, $10.0 million, and $11.1 million for the years ended December 31, 2021, 2020, and 2019. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PSU, and PRSU activity for the year ended December 31, 2021.

	Restricted Stock Units		Performance Stock Units		Performance Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,686,637	$8.51	841,425	$10.95	—	$—
Granted	499,278	10.98	—	—	1,012,330	9.36
Vested	(874,794)	9.27	(277,500)	14.58	—	—
Forfeited	(123,612)	8.95	(103,511)	9.04	(43,676)	9.33
Unvested, end of period	1,187,509	$8.94	460,414	$9.20	968,654	$9.36

Restricted Stock Units

The Company grants service-based RSU awards to employees and non-employee directors, which generally vest ratably over a three-year service period, in the case of awards to employees, and vest in full after one year, in the case of awards to directors. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. Unrecognized compensation expense related to unvested RSUs as of December 31, 2021 was $6.6 million, which the Company expects to recognize over a weighted average period of 1.8 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. Unrecognized compensation expense related to unvested PRSUs as of December 31, 2021 was $6.5 million, which the Company expects to recognize over a weighted average period of 2.3 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. Unrecognized compensation expense related to unvested PSUs as of December 31, 2021 was $0.6 million, which the Company expects to recognize over a weighted average period of 1.1 years.

The grant date fair values of the PRSUs granted during the year ended December 31, 2021 were $9.5 million. The grant date fair values of the PSUs granted during the years ended December 31, 2020 and 2019 were $2.5 million and $3.7 million, respectively. Since the Performance Condition was met on March 17, 2021, the fair value of the PRSUs granted after this date was based upon the grant date market value of the award. The fair values of the awards granted prior to March 17, 2021 were determined using a Monte Carlo simulation. The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the PRSUs in 2021 and the PSUs in 2020 and 2019.

	Years Ended
PRSU and PSU Grant Date Fair Value Assumptions	December 31, 2021	December 31, 2020	December 31, 2019
Expected term (in years)	3.64	2.85	2.67 - 2.85
Expected volatility	55.18%	33.50%	31.58% - 33.61%
Risk-free interest rate	0.56%	1.16%	2.29% - 2.48%
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

The components of basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Years Ended
(In thousands, except per share data)	December 31, 2021	December 31, 2020	December 31, 2019
Basic:
Net income (loss) attributable to Class A Common Stock	$417,282	$(1,208,390)	$47,433
Less: Dividends and net income allocated to participating securities	2,789	—	—
Net income (loss), net of participating securities	$414,493	$(1,208,390)	$47,433
Weighted average number of common shares outstanding during the period - basic	174,364	166,270	161,886
Net income (loss) per share of Class A Common Stock - basic	$2.38	$(7.27)	$0.29

Diluted:
Net income (loss) attributable to Class A Common Stock	$417,282	$(1,208,390)	$47,433
Less: Dividends and net income allocated to participating securities	2,775	—	—
Net income (loss), net of participating securities	$414,507	$(1,208,390)	$47,433
Weighted average number of common shares outstanding during the period - basic	174,364	166,270	161,886
Add: Dilutive effect warrants, stock based compensation, and other	996	—	5,161
Weighted average number of common shares outstanding during the period - diluted	175,360	166,270	167,047
Net income (loss) per share of Class A Common Stock - diluted	$2.36	$(7.27)	$0.28

The Company excluded 64.0 million, 85.8 million, and 92.0 million of weighted average shares of Class A Common Stock issuable upon the exchange of the Class B Common Stock (and the corresponding Magnolia LLC Units) for the years ended December 31, 2021, 2020, and 2019, respectively, as the effect was anti-dilutive. In addition, for the year ended December 31, 2020, the Company excluded 4.0 million contingent shares of Class A Common Stock issuable to an affiliate of EnerVest, provided EnerVest does not compete in the Market Area, and 0.3 million RSUs and PSUs because the effect was anti-dilutive.

15. Related Party Transactions

As of December 31, 2021, EnerVest Energy Institutional Fund XIV-A, L.P., which is part of the Magnolia LLC Unit Holders, held more than 10% of the Company’s common stock and qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

Amended and Restated Limited Liability Company Agreement of Magnolia LLC

On July 31, 2018, the Company, Magnolia LLC, and the Magnolia LLC Unit Holders entered into Magnolia LLC’s amended and restated limited liability company agreement, which sets forth, among other things, the rights and obligations of the holders of units in Magnolia LLC. Under the Magnolia LLC Agreement, the Company is the sole managing member of Magnolia LLC.

Registration Rights Agreement

At the closing of the Business Combination, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with TPG Pace Energy Sponsor LLC, a Delaware limited liability company (“TPG Pace”), the Magnolia LLC Unit Holders, EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, and the Company’s four independent directors prior to the Business Combination (collectively, the “Holders”), pursuant to which the Company is obligated, subject to the terms thereof and in the manner contemplated thereby, to register for resale under the Securities Act of 1933 all or any portion of the shares of Class A Common Stock that the Holders held as of July 31, 2018 and that they may have acquired or might acquire thereafter, including upon conversion, exchange, or redemption of any other security therefor. Under the Registration Rights Agreement, Holders also have “piggyback” registration rights exercisable at any time that allow them to include the shares of Class A Common Stock that they own in certain registrations initiated by the Company.

Pursuant to the Registration Rights Agreement, the Company has filed and taken effective two registration statements on Form S-3, each of which registered, among others, the offering by the Holders of the shares of Class A Common Stock included therein.

Stockholder Agreement

On the Closing Date, the Company, TPG Pace, the Magnolia LLC Unit Holders, and EnerVest Energy Institutional Fund XIV-C, L.P., a Delaware limited partnership, entered into the Stockholder Agreement, under which the Magnolia LLC Unit Holders are entitled to nominate two directors, one of whom shall be independent under the listing rules of the New York Stock Exchange, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, for appointment to the board of directors of the Company (the “Board”) so long as they collectively own at least 15% of the outstanding shares of Class A Common Stock and Class B Common Stock, (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis), and one director so long as they collectively own at least 2% of the outstanding shares of Class A Common Stock and Class B Common Stock (on a fully diluted basis, including equity securities exercisable into common stock, and on a combined basis). The Magnolia LLC Unit Holders are collectively entitled to appoint one director to each committee of the Board (subject to applicable laws and stock exchange rules). Furthermore, TPG Pace was entitled to certain director nomination rights under the Stockholder Agreement, but those rights ceased following a distribution by TPG Pace of its shares in August 2019.

Distributions

On August 2, 2021, Magnolia LLC declared a cash distribution of $0.08 per Magnolia LLC Unit totaling $19.0 million, of which $3.2 million was distributed to EnerVest Energy Institutional Fund XIV-A, L.P.

Class B Common Stock Repurchase

During the year ended December 31, 2021, EnerVest Energy Institutional Fund XIV-A, L.P. received $113.6 million in cash and surrendered 8.6 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock, respectively. EnerVest Energy Institutional Fund XIV-A, L.P. also redeemed 15.6 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock, which were subsequently sold to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by EnerVest Energy Institutional Fund XIV-A, L.P. During the year ended December 31, 2019, EnerVest Energy Institutional Fund XIV-A, L.P. received $45.7 million in cash and surrendered 4.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock, respectively. In both 2021 and 2019, Magnolia LLC subsequently canceled the surrendered Magnolia LLC Units and a corresponding number of shares of Class B Common Stock.

Tender and Support Agreement

Pursuant to the Offer, certain of the Company’s warrant holders, including directors and executive officers, agreed to tender their warrants by entering into the tender and support agreement, dated as of June 7, 2019, by and between the Company and such holders (the “Tender and Support Agreement”). See Note 12—Stockholders’ Equity for more information.

16. Major Customers

For the year ended December 31, 2021, four customers, including their subsidiaries, accounted for 22%, 15%, 15%, and 11%, respectively, of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2020, three customers, including their subsidiaries, accounted for 40%, 17%, and 12%, respectively, of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2019, three customers, including their subsidiaries, accounted for 43%, 19%, and 10%, respectively, of the Company’s combined oil, natural gas, and NGL revenue. The Company is exposed to credit risk in the event of nonpayment by counterparties. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.

17. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Supplemental cash items:
Cash paid (received) for income taxes	$3,157	$(724)	$390
Cash paid for interest	26,933	25,895	26,226
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$29,936	$16,368	$40,722
Equity issuances in connection with acquisitions	—	—	33,693
Non-cash deemed dividend related to warrant exchange	—	—	2,763
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$4,668	$5,923	$6,720

18. Subsequent Events

On February 3, 2022, the Company’s board of directors declared a semi-annual cash dividend of $0.20 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.20 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on March 1, 2022 to shareholders or members of record, as applicable, as of February 14, 2022.

In February 2022, the Magnolia LLC Unit Holders redeemed 5.0 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. Concurrently, outside of the share repurchase program, Magnolia LLC repurchased 0.6 million shares of Class A Common Stock for $11.6 million of cash consideration from EnerVest Energy Institutional Fund XIV-C, L.P. Magnolia LLC also repurchased and subsequently canceled 1.4 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $30.4 million of cash consideration from the Magnolia LLC Unit Holders.

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

Capitalized Costs

The aggregate amounts of costs capitalized for oil and natural gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(In thousands)	December 31, 2021	December 31, 2020
Proved properties	$2,142,262	$1,790,492
Unproved properties	239,550	339,633
Total proved and unproved properties	2,381,812	2,130,125
Accumulated depreciation, depletion and amortization	(1,170,163)	(983,647)
Net capitalized costs	$1,211,649	$1,146,478

Costs Incurred For Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred in the Company’s oil and natural gas production, exploration, and development activities:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Acquisition costs:
Proved properties	$12,354	$49,246	$106,489
Unproved properties	10,483	25,966	29,208
Exploration and development costs	240,815	188,352	441,482
Total	$263,652	$263,564	$577,179

Oil and Natural Gas Reserve Quantities

The majority of the Company’s proved reserves volumes as of December 31, 2021, approximately 98%, are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents employed all methods, procedures and assumptions considered necessary in utilizing the data provided to prepare the December 31, 2021 reserve report, which was completed on January 18, 2022. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

The following table summarizes the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for the years ended December 31, 2021, 2020 and 2019. The following prices, as adjusted for transportation, quality, and basis differentials, were used in the calculation of the Standardized Measure of discounted future net cash flows:

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Oil (per Bbl)	$64.93	$38.55	$59.99
Natural gas (per Mcf)	3.28	1.64	2.25
NGLs (per Bbl)	27.45	11.62	15.73

The table below presents a summary of changes in the Company’s proved reserves. Magnolia’s proved undeveloped reserves are planned to be developed within one year.

	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)
Total proved reserves:
Balance, December 31, 2018	50.6	176.1	20.6	100.5
Extensions	12.6	40.4	6.9	26.3
Revisions of previous estimates	(1.9)	(0.3)	0.3	(1.7)
Purchases of reserves in place	4.2	22.3	0.7	8.6
Production	(12.9)	(41.3)	(4.6)	(24.4)
Balance December 31, 2019	52.6	197.2	23.9	109.3
Extensions	10.7	39.6	8.8	26.1
Revisions of previous estimates	(3.8)	7.8	(0.2)	(2.7)
Purchases of reserves in place	1.4	2.4	0.4	2.2
Production	(11.6)	(39.4)	(4.4)	(22.6)
Balance December 31, 2020	49.3	207.6	28.5	112.3
Extensions	15.6	61.7	11.3	37.2
Revisions of previous estimates	4.8	29.0	(0.1)	9.6
Purchases of reserves in place	0.2	0.5	0.1	0.4
Production	(11.2)	(43.4)	(5.7)	(24.1)
Balance December 31, 2021	58.7	255.4	34.1	135.4

Proved developed reserves:
Balance, December 31, 2018	35.2	149.0	16.5	76.5
Balance, December 31, 2019	40.3	165.8	18.9	86.8
Balance, December 31, 2020	38.1	165.5	20.2	85.8
Balance, December 31, 2021	46.7	216.3	27.1	109.8

Proved undeveloped reserves:
Balance, December 31, 2018	15.4	27.1	4.1	24.0
Balance, December 31, 2019	12.3	31.4	5.0	22.5
Balance, December 31, 2020	11.2	42.1	8.3	26.5
Balance, December 31, 2021	12.0	39.1	7.0	25.6

For the year ended December 31, 2021, extensions contributed approximately 37.2 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Karnes and Giddings operations that extended the proved areas. This was comprised of 22.4 MMboe from adding new proved undeveloped reserves and 14.8 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had positive revisions of 9.6 MMboe. Revisions were comprised of an increase of 17.1 MMboe due to the impact of higher year-end 2021 SEC-based prices and an increase of 2.8 MMboe related to infill drilling in the Karnes County area. This was partially offset by downward revisions of approximately 6.3 MMboe for optimizing development activity, 3.2 MMboe for cost updates and 0.8 MMboe for performance adjustments for wells in the Karnes and Giddings areas. Acquisitions of approximately 0.4 MMboe during 2021 were related to acquisitions primarily in the Giddings area.

For the year ended December 31, 2020, extensions contributed approximately 26.1 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Karnes and Giddings operations that extended the proved areas. This was comprised of 17.7 MMboe from adding new proved undeveloped reserves and 8.4 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had downward revisions of 2.7 MMboe. Revisions were comprised of downward adjustments of 11.0 MMboe due to the impact of lower year-end 2020 SEC-based prices and 3.4 MMboe related to optimizing development activity. These were partially offset by upward revisions of approximately 7.4 MMboe for cost updates, 3.8 MMboe for performance improvements in the Giddings area and the addition of 0.5 MMboe related to infill drilling in the Karnes area. Acquisitions of approximately 2.2 MMboe during 2020 were related to acquisitions in the Karnes and Giddings areas.

For the year ended December 31, 2019, extensions contributed approximately 26.3 MMboe to proved reserves. This was primarily driven by the addition of 15.7 MMboe resulting from adding new proved undeveloped reserves and the addition of 10.6 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. These extensions were primarily related to developing new well locations at the Company’s Karnes and Giddings operations that extended the proved areas. Additionally, the Company had downward revisions of 1.7 MMboe. The impact of lower year-end 2019 SEC-based prices, compared to year-end 2018, resulted in approximately a 5.5 MMboe downward revision. This was partially offset by an upward technical revision of approximately 0.7 MMboe due to improved well performance for the Giddings and Highlander areas and the addition of 3.1 MMboe related to infill drilling in the Karnes areas. Acquisitions of approximately 8.6 MMboe during 2019 were related to the purchase of the Highlander asset and other purchases in the Karnes area.

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

It is not intended that the FASB’s standardized measure of discounted future net cash flows represent the fair market value of the proved reserves. The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. Proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year, which may not be comparable to other oil and gas companies. In addition, costs and prices as of the measurement date are used in the determinations and no value may be assigned to probable or possible reserves.

The following table presents the Company’s standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Future cash inflows	$5,592,621	$2,576,789	$3,983,118
Future production costs	(1,769,004)	(961,116)	(1,365,745)
Future development costs	(273,480)	(148,740)	(254,211)
Future income tax expenses	(452,020)	(31,310)	(88,566)
Future net cash flows	3,098,117	1,435,623	2,274,596
10% discount to reflect timing of cash flows	(1,025,855)	(430,671)	(649,128)
Standardized measure of discounted future net cash flows	$2,072,262	$1,004,952	$1,625,468

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Standardized measure of discounted future net cash flows, beginning of period	$1,004,952	$1,625,468	$1,877,528
Sales of oil, natural gas, and NGLs produced during the period, net of production costs	(883,958)	(395,416)	(753,740)
Purchases of minerals in place	2,874	26,110	145,076
Extensions	792,602	285,591	463,101
Changes in estimated future development costs	(9,172)	22,838	14,749
Net change in prices and production costs	1,184,351	(727,125)	(356,055)
Previously estimated development costs incurred during the period	81,918	92,913	162,350
Revisions in quantity estimates	256,470	(66,059)	(21,157)
Accretion of discount	102,725	169,659	195,457
Net change in income taxes	(286,028)	48,837	21,547
Net change in timing of production and other	(174,472)	(77,864)	(123,388)
Standardized measure of discounted future net cash flows, end of period	$2,072,262	$1,004,952	$1,625,468

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2021, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 16, 2022, Magnolia Operating amended and restated the RBL Facility (“Amended and Restated RBL Facility”) in its entirety, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $50.0 million sublimit, with an initial borrowing base of $450.0 million. The Amended and Restated RBL Facility matures in February 2026. The Amended and Restated RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties and has a borrowing base subject to semi-annual redetermination.

Borrowings under the Amended and Restated RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the Amended and Restated RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the Amended and Restated RBL Facility as a percentage of unused lender commitments then in effect.

The Amended and Restated RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00.

The foregoing summary of the Amended and Restated RBL Facility does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the Amended and Restated RBL Facility, which is filed as Exhibit 10.4 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this item will be set forth in Magnolia's Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Code of Ethics

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information in the “Corporate Governance” subsection of the Company’s website at www.magnoliaoilgas.com.

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

Item 14. Principal Accountant Fees and Services

The Company’s independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information required in response to this item will be set forth in Magnolia's Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:	Page

Consolidated Balance Sheets as of December 31, 2021 and 2020.	44
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.	45
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019.	46
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.	48
Notes to Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019.	49

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

4.3*
First Supplemental Indenture, dated as of April 5, 2021 by and among Magnolia Oil & Gas Corporation, Magnolia Oil & Gas Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

4.4*
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

4.7*
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

10.2*
Borrowing Base Redetermination Agreement and Amendment No. 1 to Credit Agreement, dated as of November 30, 2018, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Intermediate LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto (incorporated herein by reference to Exhibit 10.2 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

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

10.4**
Amended and Restated Credit Agreement, dated as of February 16, 2022, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Intermediate LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto.

10.5*
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

10.7*
First Amendment to Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating LLC, dated as of May 1, 2020 (incorporated herein by reference to Exhibit 10.3 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

Exhibit Number	Description
10.8*
Second Amendment to the Services Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest Operating, L.L.C., dated as of June 14, 2021 (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.9*
Non-Competition Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest, Ltd., dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.3 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.10*
Amendment No. 1 to Non-Competition Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest, Ltd., dated as of January 29, 2021 (incorporated herein by reference to Exhibit 10.8 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.11*
Amendment No. 2 to Non-Competition Agreement, by and between Magnolia Oil & Gas Corporation and EnerVest, Ltd., dated as of June 30, 2021 (incorporated herein by reference to Exhibit 10.3 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.12*††	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.13*††	Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.14*††
Form of Non-Employee Director Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.10 filed with the Registration Statement on Form S-8, filed on October 5, 2018 (File No. 333-227722)).

10.15*††	Director Compensation Program (incorporated herein by reference to Exhibit 10.10 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.16*††
Form of 2019 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, Standard Employee (incorporated herein by reference to Exhibit 4.2 filed with the Quarterly Report on Form 10-Q, filed on May 7, 2019 (File No. 001-38083)).

10.17*††
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

10.19*††
Form of 2020 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 filed with the Annual Report on Form 10-K, filed on February 26, 2020 (File No. 001-38083)).

10.20*††
Form of 2020 Non-Employee Director Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.21*††	Magnolia Oil & Gas Corporation Stock Purchase Program (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.22*††
First Amendment to Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.23*††
Second Amendment to Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.24*††
Form of 2021 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.25*††
Form of 2021 Performance Restricted Stock Unit (Ratable Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.26*††
Form of 2021 Performance Restricted Stock Unit (Cliff Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

Exhibit Number	Description

10.27*††
Form of 2021 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.28**††	Form of 2022 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.29**††	Form of 2022 Performance Restricted Stock Unit (Ratable Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.30**††	Form of 2022 Performance Restricted Stock Unit (Cliff Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan.

21.1**	Subsidiaries of Magnolia Oil and Gas Corporation.

23.1**	Consent of KPMG LLP.

23.2**	Consent of Miller and Lents, Ltd.

24.1**	Power of Attorney.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Summary Report of Miller and Lents, Ltd., dated as of January 18, 2022, for proved reserves as of December 31, 2021.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MAGNOLIA OIL & GAS CORPORATION

Date: February 17, 2022	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Stephen Chazen Stephen Chazen	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 17, 2022

/s/ Christopher Stavros Christopher Stavros	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2022

/s/ Arcilia C. Acosta* Arcilia C. Acosta	Director	February 17, 2022

/s/ Angela M. Busch* Angela M. Busch	Director	February 17, 2022

/s/ Edward P. Djerejian* Edward P. Djerejian	Director	February 17, 2022

/s/ James R. Larson* James R. Larson	Director	February 17, 2022

/s/ Dan F. Smith* Dan F. Smith	Director	February 17, 2022

/s/ John B. Walker* John B. Walker	Director	February 17, 2022

By* /s/ Marina Kitikar Marina Kitikar as Attorney-in-fact