Form 10-Q
period 2022-03-31
Magnolia Oil & Gas Corp
filed 2022-05-10
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, there were 187,439,431 shares of Class A Common Stock, $0.0001 par value per share, and 35,594,059 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$346,396	$366,982
Accounts receivable	179,652	149,769
Drilling advances	2,516	615
Other current assets	1,688	552
Total current assets	530,252	517,918
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,467,167	2,381,812
Other	7,173	7,036
Accumulated depreciation, depletion and amortization	(1,225,849)	(1,172,761)
Total property, plant and equipment, net	1,248,491	1,216,087
OTHER ASSETS
Deferred financing costs, net	7,017	3,701
Other long-term assets	8,854	9,036
Total other assets	15,871	12,737
TOTAL ASSETS	$1,794,614	$1,746,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$134,652	$127,909
Other current liabilities (Note 7)	104,082	90,636
Total current liabilities	238,734	218,545
LONG-TERM LIABILITIES
Long-term debt, net	388,647	388,087
Asset retirement obligations, net of current	90,523	89,715
Other long-term liabilities	4,342	5,146
Total long-term liabilities	483,512	482,948
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 203,762 shares issued and 187,543 shares outstanding in 2022 and 193,437 shares issued and 179,270 shares outstanding in 2021	20	19
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 35,594 shares issued and outstanding in 2022 and 49,293 shares issued and outstanding in 2021	4	5
Additional paid-in capital	1,649,111	1,689,500
Treasury Stock, at cost, 16,218 shares and 14,168 shares in 2022 and 2021, respectively	(209,418)	(164,599)
Accumulated deficit	(542,129)	(708,168)
Noncontrolling interest	174,780	228,492
Total equity	1,072,368	1,045,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,794,614	$1,746,742

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES
Oil revenues	$262,667	$146,958
Natural gas revenues	56,580	35,663
Natural gas liquids revenues	58,592	26,486
Total revenues	377,839	209,107
OPERATING EXPENSES
Lease operating expenses	28,744	19,392
Gathering, transportation and processing	15,840	10,243
Taxes other than income	20,882	10,762
Exploration expenses	5,538	2,062
Asset retirement obligations accretion	789	1,331
Depreciation, depletion and amortization	53,106	42,944
Amortization of intangible assets	—	2,113
General and administrative expenses	17,070	20,364
Total operating expenses	141,969	109,211

OPERATING INCOME	235,870	99,896

OTHER INCOME (EXPENSE)
Interest expense, net	(9,357)	(7,294)
Loss on derivatives, net	—	(482)
Other income (expense), net	207	(229)
Total other expense, net	(9,150)	(8,005)

INCOME BEFORE INCOME TAXES	226,720	91,891
Income tax expense	18,100	399
NET INCOME	208,620	91,492
LESS: Net income attributable to noncontrolling interest	42,581	28,248
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$166,039	$63,244

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.90	$0.38
Diluted	$0.90	$0.37
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	182,578	166,952
Diluted	183,163	169,636

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422
Stock based compensation expense, net of forfeitures	—	—	—	—	1,835	—	—	—	1,835	870	2,705
Changes in ownership interest adjustment	—	—	—	—	28,924	—	—	—	28,924	(28,924)	—
Common stock issued related to stock based compensation, net	244	—	—	—	(839)	—	—	—	(839)	(399)	(1,238)
Class A Common Stock repurchases	—	—	—	—	—	1,973	(20,281)	—	(20,281)	—	(20,281)
Class B Common Stock purchases and cancellations	—	—	(5,000)	(1)	1	—	—	—	—	(50,781)	(50,781)
Non-compete settlement	375	—	—	—	(11,231)	—	—	—	(11,231)	(5,921)	(17,152)
Conversion of Class B Common Stock to Class A Common Stock	14,166	1	(14,166)	(1)	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(155)	(155)
Net income	—	—	—	—	—	—	—	63,244	63,244	28,248	91,492
Balance, March 31, 2021	183,540	$18	66,624	$7	$1,731,234	7,448	$(59,239)	$(1,062,206)	$609,814	$234,198	$844,012

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249
Stock based compensation expense, net of forfeitures	—	—	—	—	2,360	—	—	—	2,360	525	2,885
Changes in ownership interest adjustment	—	—	—	—	(595)	—	—	—	(595)	595	—
Common stock issued related to stock based compensation and other, net	576	—	—	—	(4,871)	—	—	—	(4,871)	(1,043)	(5,914)
Class A Common Stock repurchases	—	—	—	—	—	2,050	(44,819)	—	(44,819)	—	(44,819)
Class B Common Stock purchase and cancellation	—	—	(3,950)	—	—	—	—	—	—	(84,733)	(84,733)
Conversion of Class B Common Stock to Class A Common Stock	9,749	1	(9,749)	(1)	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Dividends declared ($0.20 per share)	—	—	—	—	(37,283)	—	—	—	(37,283)	—	(37,283)
Net income	—	—	—	—	—	—	—	166,039	166,039	42,581	208,620
Balance, March 31, 2022	203,762	$20	35,594	$4	$1,649,111	16,218	$(209,418)	$(542,129)	$897,588	$174,780	$1,072,368

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$208,620	$91,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	53,106	42,944
Amortization of intangible assets	—	2,113
Asset retirement obligations accretion	789	1,331
Amortization of deferred financing costs	2,812	910
Unrealized loss on derivatives, net	—	482
Stock based compensation	2,885	2,705
Other	—	(84)
Changes in operating assets and liabilities:
Accounts receivable	(29,883)	(25,670)
Accounts payable	6,743	11,499
Accrued liabilities	(2,451)	(12,997)
Drilling advances	(1,901)	2,823
Other assets and liabilities, net	(1,851)	605
Net cash provided by operating activities	238,869	118,153
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(1,055)	(558)
Additions to oil and natural gas properties	(84,230)	(40,166)
Changes in working capital associated with additions to oil and natural gas properties	13,946	(1,744)
Other investing	131	(416)
Net cash used in investing activities	(71,208)	(42,884)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(43,486)	(20,281)
Class B Common Stock purchases and cancellations	(84,733)	(50,781)
Non-compete settlement	—	(17,152)
Dividends paid	(37,174)	—
Cash paid for debt modification	(5,272)	—
Distributions to noncontrolling interest owners	(11,637)	(155)
Other financing activities	(5,945)	(1,267)
Net cash used in financing activities	(188,247)	(89,636)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,586)	(14,367)
Cash and cash equivalents – Beginning of period	366,982	192,561
Cash and cash equivalents – End of period	$346,396	$178,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental cash items:
Cash paid for income taxes	$13,000	$—
Cash paid for interest	12,225	12,441
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$43,882	$14,624
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$404	$53
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 (the “2021 Form 10-K”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2021 Form 10-K.

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

2. Summary of Significant Accounting Policies

As of March 31, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2021 Form 10-K.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $151.1 million as of March 31, 2022 and $125.1 million as of December 31, 2021. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2021 Form 10-K.

4. Derivative Instruments

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

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations during the three months ended March 31, 2022 and 2021:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Derivative settlements, realized (loss)	$—	$—
Unrealized (loss) on derivatives	—	(482)
(Loss) on derivatives, net	$—	$(482)

The Company had no outstanding derivative contracts in place as of March 31, 2022.

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

Recurring Fair Value Measurements

Debt Obligations

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheets at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$388,647	$407,460	$388,087	$411,500
The fair value of the 2026 Senior Notes at March 31, 2022 and December 31, 2021 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 12—Stock Based Compensation in the Notes to the Company’s consolidated financial statements. There were no other nonrecurring fair value measurements as of March 31, 2022 or December 31, 2021.

6. Intangible Assets

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
7. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	March 31, 2022	December 31, 2021
Accrued capital expenditures	$43,882	$29,936
Accrued production taxes	12,235	10,084
Other	47,965	50,616
Total Other current liabilities	$104,082	$90,636
8. Long-term Debt

The Company’s debt is comprised of the following:

(In thousands)	March 31, 2022	December 31, 2021
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(11,353)	(11,913)
Long-term debt, net	$388,647	$388,087

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

The Amended and Restated RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of March 31, 2022, the Company was in compliance with all covenants under the Amended and Restated RBL Facility. The Company incurred approximately $5.6 million of lender and transaction fees related to the modification of which $5.2 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the Amended and Restated RBL Facility and $0.4 million of which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the three months ended March 31, 2022.

Deferred financing costs in connection with the Amended and Restated RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the Amended and Restated RBL Facility and the RBL facility, as applicable, of $2.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of March 31, 2022.

The Company did not have any outstanding borrowings under the Amended and Restated RBL Facility as of March 31, 2022.

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

On April 5, 2021, the terms of the Indenture were amended to modify, among other things, the criteria used by the Company to make Restricted Payments (as defined in the Indenture). The amendment to the Indenture was accounted for as a debt modification. Costs incurred with third parties directly related to the modification were expensed as incurred. The Company incurred approximately $1.1 million of transaction fees in the second quarter of 2021 related to the modification which were expensed. The Company also paid $5.0 million in fees to holders of the 2026 Senior Notes, which fees are recorded as deferred financing costs and amortized using the new effective interest rate applied prospectively over the remaining term of the 2026 Senior Notes.

As of March 31, 2022, the Company had incurred and capitalized a total of $16.8 million of deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes. These costs are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheet as of March 31, 2022. The Company recognized interest expense related to the 2026 Senior Notes of $6.6 million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

A mineral owner in a Magnolia operated well in Karnes County, Texas filed a complaint with the Texas Railroad Commission (the “Commission”) challenging the validity of the permit to drill such well by questioning the long-standing process by which the Commission granted the permit. After the Commission affirmed the granting of the permit, and after judicial review of the Commission’s order by the 53rd Judicial District Court Travis County, Texas (the “District Court”), the District Court reversed and remanded the Commission’s order. The Commission and Magnolia have appealed the District Court’s judgment to the Third Court of Appeals in Austin, Texas.

At March 31, 2022, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at March 31, 2022 or March 31, 2021.

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

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. While oil and natural gas prices increased in 2021 and 2022, demand and pricing may again decline if there is a resurgence of the outbreak across the U.S. or other locations across the world or as a result of any related social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of any further impact of the pandemic, including the emergence and spread of variant strains of COVID-19, on the Company’s industry and business cannot be reasonably predicted at this time.

10. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Current:
Federal	$16,784	$—
State	1,316	399
	18,100	399
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax expense	$18,100	$399

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 8.0% and 0.4%, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate as of March 31, 2022 and March 31, 2021. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances.

As of March 31, 2022, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the quarter ended March 31, 2022, no amounts were incurred for income tax uncertainties or interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

During the three months ended March 31, 2022, the Magnolia LLC Unit Holders redeemed 9.7 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. The redemption and exchange of these Magnolia LLC Units created additional tax basis in Magnolia LLC. There was no net tax impact as the Company recorded a full valuation allowance.

As of March 31, 2022, the Company’s net deferred tax asset was $204.6 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of March 31, 2022, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $204.6 million.

As commodity prices have improved during 2021 and 2022, Magnolia has begun to sustain a level of increased profitability such that, net of its net operating loss, Magnolia is beginning to project modest taxable income. Should this continue, increased weight will be given to positive operating results, along with projections of future taxable income, in determining whether future taxable income will be sufficient to provide for realization of the Company’s deferred tax assets, and if so, this new evidence may result in a change in estimate of the Company’s valuation allowance in the next 12 months.

11. Stockholders’ Equity

Class A Common Stock

At March 31, 2022, there were 203.8 million shares of Class A Common Stock issued and 187.5 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At March 31, 2022, there were 35.6 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. As of March 31, 2022, the Company had repurchased 15.7 million shares under the program at a cost of $197.9 million.

During the three months ended March 31, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the three months ended March 31, 2022 Magnolia LLC repurchased and subsequently canceled 3.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $84.7 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, the Magnolia LLC Unit Holders redeemed 9.7 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public.

During the three months ended March 31, 2021 Magnolia LLC repurchased and subsequently canceled 5.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $50.8 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, the Magnolia LLC Unit Holders redeemed 14.2 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public.

Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. Magnolia funded the Class B Common Stock Repurchases with cash on hand.

Dividends and Distributions

Distributions

On February 3, 2022, Magnolia LLC declared a cash distribution of $0.20 per Magnolia LLC Unit totaling $45.9 million, of which $37.3 million was distributed to the Company and $8.6 million was distributed to the Magnolia LLC Unit Holders.

On August 2, 2021, Magnolia LLC declared a cash distribution of $0.08 per Magnolia LLC Unit totaling $19.0 million, of which $14.2 million was distributed to the Company and $4.8 million was distributed to the Magnolia LLC Unit Holders.

The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Dividends

On February 3, 2022, the Company’s board of directors declared a semi-annual cash dividend of $0.20 per share of Class A Common Stock totaling approximately $37.3 million. The dividend was paid on March 1, 2022 to shareholders of record as of the close of business on February 14, 2022.

On August 2, 2021, the Company’s board of directors declared a semi-annual interim cash dividend of $0.08 per share of Class A Common Stock totaling approximately $14.2 million. The dividend was paid on September 1, 2021 to shareholders of record as of the close of business on August 12, 2021.

Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $37.3 million and $14.2 million dividends declared during the first quarter of 2022 and the third quarter of 2021, respectively, were recorded as a reduction of additional paid-in capital on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of March 31, 2022, Magnolia owned approximately 84.0% of the interest in Magnolia LLC and the noncontrolling interest was approximately 16.0%.

In the first quarter of 2019, Magnolia Operating formed Highlander Oil & Gas Holdings LLC (“Highlander”) as a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest.

12. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of March 31, 2022. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance stock units (“PSU”), and performance restricted stock units (“PRSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $2.9 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PSU, and PRSU activity for the three months ended March 31, 2022.

	Restricted Stock Units		Performance Stock Units		Performance Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,187,509	$8.94	460,414	$9.20	968,654	$9.36
Granted	241,671	20.29	—	—	506,703	19.14
Granted for performance multiple(1)	—	—	90,965	13.88	—	—
Vested	(315,842)	9.31	(272,894)	13.88	(212,687)	9.33
Forfeited	(6,736)	10.38	—	—	(936)	11.38
Unvested at March 31, 2022	1,106,602	$11.33	278,485	$6.14	1,261,734	$13.29
(1) Upon completion of the performance period for the PSUs granted in 2019, a performance multiple of 150% was applied to each of the grants resulting in additional grants of PSUs in 2022.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the three months ended March 31, 2022 and 2021 was $7.9 million and $4.0 million, respectively. Unrecognized compensation expense related to unvested RSUs as of March 31, 2022 was $9.9 million, which the Company expects to recognize over a weighted average period of 2.8 years.

Performance Stock Units and Performance Restricted Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSU awards that vested during the three months ended March 31, 2022 was $4.8 million. Unrecognized compensation expense related to unvested PRSUs as of March 31, 2022 was $14.9 million, which the Company expects to recognize over a weighted average period of 2.6 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSU awards that vested during the three months ended March 31, 2022 and 2021 was $5.5 million and $0.1 million, respectively. Unrecognized compensation expense related to unvested PSUs as of March 31, 2022 was $0.5 million, which the Company expects to recognize over a weighted average period of 0.8 years.

The grant date fair values of the PRSUs granted during the three months ended March 31, 2022 and 2021, were $9.7 million and $9.4 million, respectively. Since the Performance Condition for the PRSUs granted in 2022 and 2021 were met on March 28, 2022 and March 17, 2021, respectively, the fair value of the PRSUs granted after the Performance Condition were met were based upon the grant date market value of the award. The fair values of the awards granted prior to the date the Performance Condition was met were determined using a Monte Carlo simulation. The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the PRSUs in 2022 and 2021.

	Three Months Ended
PRSU Grant Date Fair Value Assumptions	March 31, 2022	March 31, 2021
Expected term (in years)	3.55	3.64
Expected volatility	59.58%	55.18%
Risk-free interest rate	1.89%	0.56%
Dividend yield	1.97%	—%
13. Earnings Per Share

The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities, and therefore dividends and net income allocated to such awards have been deducted from earnings in computing basic and diluted net income per share under the two-class method. Diluted net income per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended
(In thousands, except per share data)	March 31, 2022	March 31, 2021
Basic:
Net income attributable to Class A Common Stock	$166,039	$63,244
Less: Dividends and net income allocated to participating securities	1,416	213
Net income, net of participating securities	$164,623	$63,031
Weighted average number of common shares outstanding during the period - basic	182,578	166,952
Net income per share of Class A Common Stock - basic	$0.90	$0.38

Diluted:
Net income attributable to Class A Common Stock	$166,039	$63,244
Less: Dividends and net income allocated to participating securities	1,413	210
Net income, net of participating securities	$164,626	$63,034
Weighted average number of common shares outstanding during the period - basic	182,578	166,952
Add: Dilutive effect of stock based compensation and other	585	2,684
Weighted average number of common shares outstanding during the period - diluted	183,163	169,636
Net income per share of Class A Common Stock - diluted	$0.90	$0.37
For the three months ended March 31, 2022, the Company excluded 44.3 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the three months ended March 31, 2021, the Company excluded 80.3 million weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units), as the effect was anti-dilutive.

14. Related Party Transactions

As of March 31, 2022, EnerVest Energy Institutional Fund XIV-A, L.P., a Delaware limited partnership, which is part of the Magnolia LLC Unit Holders, held more than 10% of the Company’s common stock and qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

Distributions

On February 3, 2022, Magnolia LLC declared a cash distribution of $0.20 per Magnolia LLC Unit totaling $45.9 million, of which $5.7 million was distributed to EnerVest Energy Institutional Fund XIV-A, L.P.

Class B Common Stock Repurchases and Redemptions

During the three months ended March 31, 2022, EnerVest Energy Institutional Fund XIV-A, L.P. received $56.1 million in cash and surrendered 2.6 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock. EnerVest Energy Institutional Fund XIV-A, L.P. also redeemed 6.5 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock, which were subsequently sold to the public.

During the three months ended March 31, 2021, EnerVest Energy Institutional Fund XIV-A, L.P. received $33.6 million in cash and surrendered 3.3 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock. EnerVest Energy Institutional Fund XIV-A, L.P. also redeemed 9.4 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock, which were subsequently sold to the public.

During the three months ended March 31, 2022 and 2021, Magnolia LLC subsequently canceled the surrendered Magnolia LLC Units and a corresponding number of shares of Class B Common Stock. Magnolia did not receive any proceeds from the sales of shares of Class A Common Stock by EnerVest Energy Institutional Fund XIV-A, L.P.

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

•production and reserve levels;

•geopolitical and business conditions in key regions of the world;

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the reports that we have filed and may file with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 (the “2021 Form 10-K”).

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

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation, and is designed to withstand challenging environments. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. As of March 31, 2022, Magnolia operated one rig exclusively in the Giddings area, and one rig in both the Karnes and Giddings areas. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program as the Company has no long-term service obligations.

COVID-19 Pandemic and Market Conditions Update

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances. Inflationary pressures and labor shortages could result in increases to our operating and capital costs.

Business Overview

As of March 31, 2022, Magnolia’s assets in South Texas included 43,518 gross (23,793 net) acres in the Karnes area, and 638,830 gross (447,415 net) acres in the Giddings area. As of March 31, 2022, Magnolia held an interest in approximately 2,020 gross (1,292 net) wells, with total production of 71.8 thousand barrels of oil equivalent per day for the three months ended March 31, 2022. During the first quarter of 2022, Magnolia was running a two-rig program. One rig drilled multi-well development pads exclusively in the Giddings area. The second rig drilled a mix of wells in both the Karnes and Giddings areas.

Magnolia recognized net income attributable to Class A Common Stock of $166.0 million, or $0.90 per diluted common share, for the three months ended March 31, 2022. Magnolia recognized net income of $208.6 million, which includes a noncontrolling interest of $42.6 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three months ended March 31, 2022.

On February 3, 2022, the Company’s board of directors declared a semi-annual cash dividend of $0.20 per share of Class A Common Stock totaling approximately $37.3 million. The dividend was paid on March 1, 2022 to shareholders of record as of the close of business on February 14, 2022.

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares. The program does not require purchases to be made within a particular time frame. As of March 31, 2022, the Company had repurchased 15.7 million shares under the program at a cost of $197.9 million.

During the three months ended March 31, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the three months ended March 31, 2022, Magnolia LLC repurchased and subsequently canceled 3.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $84.7 million of cash consideration (the “Class B Common Stock Repurchases”). Magnolia funded the Class B Common Stock Repurchases with cash on hand. During the same period, the Magnolia LLC Unit Holders redeemed 9.7 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. As of March 31, 2022, Magnolia owned approximately 84.0% of the interest in Magnolia LLC and the noncontrolling interest was approximately 16.0%.

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•On February 16, 2022, Magnolia Operating, as borrower, amended and restated the RBL Facility (“Amended and Restated RBL Facility”) in its entirety, which will now mature in February 2026.

•During the second quarter of 2021, the Company amended the term of the Services Agreement to end on June 30, 2021.

•During the second quarter of 2021, the Company amended the Non-Compete (the “Second Non-Compete Amendment”), which modified the term of the Non-Compete to end on June 30, 2021.

•The 2026 Senior Notes issued under the Indenture, dated as of July 31, 2018, were amended on April 5, 2021. This debt modification included approximately $1.1 million of one-time transaction fees which were expensed and $5.0 million in fees paid to holders of the 2026 Senior Notes, which were reflected as deferred financing costs reducing Long-term debt and will be amortized over the remaining term of the 2026 Senior Notes.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

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

	Three Months Ended
(In thousands, except per unit data)	March 31, 2022	March 31, 2021
Production:
Oil (MBbls)	2,816	2,593
Natural gas (MMcf)	12,378	10,240
NGLs (MBbls)	1,586	1,304
Total (Mboe)	6,465	5,604

Average daily production:
Oil (Bbls/d)	31,289	28,808
Natural gas (Mcf/d)	137,532	113,783
NGLs (Bbls/d)	17,624	14,490
Total (boe/d)	71,835	62,262

Revenues:
Oil revenues	$262,667	$146,958
Natural gas revenues	56,580	35,663
Natural gas liquids revenues	58,592	26,486
Total revenues	$377,839	$209,107

Average Price:
Oil (per barrel)	$93.28	$56.68
Natural gas (per Mcf)	4.57	3.48
NGLs (per barrel)	36.94	20.31
Oil revenues were 70% of the Company’s total revenues for each of the three months ended March 31, 2022 and 2021. Oil production was 44% and 46% of total production volume for the three months ended March 31, 2022 and 2021, respectively. Oil revenues for the three months ended March 31, 2022 were $115.7 million higher than the three months ended March 31, 2021. A 65% increase in average prices increased first quarter 2022 revenues by $94.9 million, while a 9% increase in oil production increased revenues by $20.8 million compared to the same period in the prior year.

Natural gas revenues were 14% and 17% of the Company’s total revenues for the three months ended March 31, 2022 and 2021, respectively. Natural gas production was 32% and 30% of total production volume for the three months ended March 31, 2022 and 2021, respectively. Natural gas revenues for the three months ended March 31, 2022 were $20.9 million higher than the three months ended March 31, 2021. A 31% increase in average prices increased first quarter 2022 revenues by $11.1 million compared to the same period in the prior year, while a 21% increase in natural gas production increased revenues by $9.8 million.

NGL revenues were 16% and 13% of the Company’s total revenues for the three months ended March 31, 2022 and 2021, respectively. NGL production was 24% and 23% of total production volume for the three months ended March 31, 2022 and 2021, respectively. NGL revenues for the three months ended March 31, 2022 were $32.1 million higher than the three months ended March 31, 2021. An 82% increase in average prices increased first quarter 2022 revenues by $21.7 million compared to the same period in the prior year, while a 22% increase in NGL production increased revenues by $10.4 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	March 31, 2022	March 31, 2021
Operating Expenses:
Lease operating expenses	$28,744	$19,392
Gathering, transportation and processing	15,840	10,243
Taxes other than income	20,882	10,762
Exploration expenses	5,538	2,062
Asset retirement obligations accretion	789	1,331
Depreciation, depletion and amortization	53,106	42,944
Amortization of intangible assets	—	2,113
General and administrative expenses	17,070	20,364
Total operating expenses	$141,969	$109,211

Other Income (Expense):
Interest expense, net	$(9,357)	$(7,294)
Loss on derivatives, net	—	(482)
Other income (expense), net	207	(229)
Total other expense, net	$(9,150)	$(8,005)

Average Operating Costs per boe:
Lease operating expenses	$4.45	$3.46
Gathering, transportation and processing	2.45	1.83
Taxes other than income	3.23	1.92
Exploration expenses	0.86	0.37
Asset retirement obligations accretion	0.12	0.24
Depreciation, depletion and amortization	8.21	7.66
Amortization of intangible assets	—	0.38
General and administrative expenses	2.64	3.63
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended March 31, 2022 were $9.4 million, or $0.99 per boe, higher compared to the corresponding 2021 period, due to an increase in costs including operating and maintenance costs, workover activities and additional non-operated activities.
Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended March 31, 2022 were $5.6 million, or $0.62 per boe, higher than the three months ended March 31, 2021, primarily due to increased natural gas production and higher prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended March 31, 2022 were $10.1 million, or $1.31 per boe, higher compared to the three months ended March 31, 2021, primarily due to an increase in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry wells, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the three months ended March 31, 2022 were $3.5 million, or $0.49 per boe, higher than the three months ended March 31, 2021, due to increased seismic surveying costs.

Depreciation, depletion and amortization (“DD&A”) during the three months ended March 31, 2022 was $10.2 million, or $0.55 per boe, higher than the three months ended March 31, 2021 due to increased production and a higher depreciable cost basis.

For the three months ended March 31, 2022, the Company did not recognize any amortization of intangible assets, because the intangible assets were fully amortized in June 2021 as a result of the termination of the Non-Compete. During the three months ended March 31, 2021, the Company recognized $2.1 million of amortization of intangible assets.

General and administrative expenses during the three months ended March 31, 2022 were $3.3 million, or $0.99 per boe, lower than the three months ended March 31, 2021, primarily driven by the reduction in costs due to the termination of the Services Agreement in June 2021, partially offset by higher corporate payroll expenses related to increased employee headcount.

Interest expense, net, during the three months ended March 31, 2022 was $2.1 million higher than the three months ended March 31, 2021, primarily driven by the write-off of previously capitalized deferred financing costs in connection with the amendment to the RBL Facility during the first quarter of 2022.

Liquidity and Capital Resources

Magnolia’s primary source of liquidity and capital has been its cash flows from operations. The Company’s primary uses of cash have been for acquisitions of oil and natural gas properties and related assets, development of the Company’s oil and natural gas properties, share repurchases, and general working capital needs.

The Company may also utilize borrowings under other various financing sources available to it, including its Amended and Restated RBL Facility and the issuance of equity or debt securities through public offerings or private placements, to fund Magnolia’s acquisitions and long-term liquidity needs. Magnolia’s ability to complete future offerings of equity or debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and the Company’s financial condition. The Company anticipates its current cash balance, cash flows from operations, and its available sources of liquidity to be sufficient to meet the Company’s cash requirements.

As of March 31, 2022, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the Amended and Restated RBL Facility. As of March 31, 2022, the Company had $796.4 million of liquidity comprised of the $450.0 million of borrowing base capacity of the Amended and Restated RBL Facility, and $346.4 million of cash and cash equivalents.

Cash and Cash Equivalents

At March 31, 2022, Magnolia had $346.4 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Sources of cash and cash equivalents
Net cash provided by operating activities	$238,869	$118,153

Uses of cash and cash equivalents
Acquisitions	$(1,055)	$(558)
Additions to oil and natural gas properties	(84,230)	(40,166)
Changes in working capital associated with additions to oil and natural gas properties	13,946	(1,744)
Class A Common Stock repurchases	(43,486)	(20,281)
Class B Common Stock purchases and cancellations	(84,733)	(50,781)
Non-compete settlement	—	(17,152)
Dividends paid	(37,174)	—
Distributions to noncontrolling interest owners	(11,637)	(155)
Other	(11,086)	(1,683)
	(259,455)	(132,520)
Decrease in cash and cash equivalents	$(20,586)	$(14,367)

Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short- and long-term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of certain non-cash expenses such as DD&A, the non-cash portion of exploration expenses, asset retirement obligations accretion, and deferred income tax expense.

Net cash provided by operating activities totaled $238.9 million and $118.2 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, cash provided by operating activities was positively impacted by increased oil, natural gas, and NGL prices, partially offset by higher operating expenses and income tax payments.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions during each of the three months ended March 31, 2022 and 2021.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Drilling and completion	$83,357	$38,850
Leasehold acquisition costs	873	1,316
Total capital expenditures	$84,230	$40,166

During the first quarter of 2022, Magnolia was running a two-rig program. One rig drilled multi-well development pads in the Giddings area. The second rig drilled a mix of wells in both the Karnes and Giddings areas. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the three months ended March 31, 2022 and 2021, the Company repurchased 1.5 million and 2.0 million shares for a total cost of approximately $33.3 million and $20.3 million, respectively.

During the three months ended March 31, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the three months ended March 31, 2022 and 2021, Magnolia LLC repurchased and subsequently canceled 3.9 million and 5.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $84.7 million and $50.8 million of cash consideration, respectively. As of March 31, 2022, Magnolia owned approximately 84.0% of the interest in Magnolia LLC and the noncontrolling interest was approximately 16.0%.

In January 2021, the Company amended the Non-Compete such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of July 31, 2018 (the “Closing Date”), the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock. On June 30, 2021, as part of the Second Non-Compete Amendment, the Company paid $24.9 million in cash in lieu of delivering the remaining 1.6 million shares of Class A Common Stock.

On February 3, 2022, the Company’s board of directors declared a cash dividend of $0.20 per share of Class A Common Stock totaling $37.3 million, of which $37.2 million was paid as of March 31, 2022. In addition, $8.6 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the Amended and Restated RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin as stated in the agreement governing the Amended and Restated RBL Facility. At March 31, 2022, the Company had no borrowings outstanding under the Amended and Restated RBL Facility.

Commodity Price Risk
Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the three months ended March 31, 2022 would have increased (decreased) the Company’s revenues by approximately $11.3 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2022 would have increased (decreased) the Company’s revenues by approximately $5.0 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 9—Commitments and Contingencies to the consolidated financial statements, which is incorporated herein by reference.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors

Please refer to Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2021 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented.

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2022 - January 31, 2022	—	$—	—	5,832,455
February 1, 2022 - February 28, 2022 (2)	620,052	20.96	69,237	15,763,218
March 1, 2022 - March 31, 2022	1,430,763	22.24	1,430,763	14,332,455
Total	2,050,815	$21.85	1,500,000	14,332,455
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
(2)The Company repurchased 0.6 million shares of Class A Common Stock for $11.6 million in a privately negotiated transaction with EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the three months ended March 31, 2022, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 3.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $84.7 million at an average price of $21.46 per share. There is no public market for the Class B Common Stock. For further detail, see Note 11—Stockholders’ Equity in the Notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

10.1**
Form of 2022 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended.

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

MAGNOLIA OIL & GAS CORPORATION

Date: May 10, 2022	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)