Form 10-Q
period 2022-06-30
Magnolia Oil & Gas Corp
filed 2022-08-03
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 188,853,781 shares of Class A Common Stock, $0.0001 par value per share, and 28,710,432 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“Services Agreement.” That certain Services Agreement, as amended, dated as of July 31, 2018, by and between the Company, Magnolia Operating, and EnerVest Operating, L.L.C. (“EVOC”), pursuant to which EVOC provided certain services to the Company.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$501,891	$366,982
Accounts receivable	247,402	149,769
Drilling advances	37	615
Other current assets	1,150	552
Total current assets	750,480	517,918
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,594,358	2,381,812
Other	8,337	7,036
Accumulated depreciation, depletion and amortization	(1,283,118)	(1,172,761)
Total property, plant and equipment, net	1,319,577	1,216,087
OTHER ASSETS
Deferred financing costs, net	6,544	3,701
Other long-term assets	10,189	9,036
Total other assets	16,733	12,737
TOTAL ASSETS	$2,086,790	$1,746,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$186,844	$127,909
Other current liabilities (Note 7)	146,183	90,636
Total current liabilities	333,027	218,545
LONG-TERM LIABILITIES
Long-term debt, net	389,216	388,087
Asset retirement obligations, net of current	91,420	89,715
Other long-term liabilities	4,570	5,146
Total long-term liabilities	485,206	482,948
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 208,729 shares issued and 190,446 shares outstanding in 2022 and 193,437 shares issued and 179,270 shares outstanding in 2021	21	19
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 28,710 shares issued and outstanding in 2022 and 49,293 shares issued and outstanding in 2021	3	5
Additional paid-in capital	1,647,637	1,689,500
Treasury Stock, at cost, 18,283 shares and 14,168 shares in 2022 and 2021, respectively	(257,837)	(164,599)
Accumulated deficit	(291,546)	(708,168)
Noncontrolling interest	170,279	228,492
Total equity	1,268,557	1,045,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,086,790	$1,746,742

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Oil revenues	$332,791	$188,701	$595,459	$335,659
Natural gas revenues	85,345	33,314	141,925	68,977
Natural gas liquids revenues	66,513	30,035	125,105	56,521
Total revenues	484,649	252,050	862,489	461,157
OPERATING EXPENSES
Lease operating expenses	32,604	21,971	61,348	41,363
Gathering, transportation and processing	16,381	10,287	32,221	20,530
Taxes other than income	27,411	13,812	48,293	24,574
Exploration expenses	3,408	62	8,946	2,124
Asset retirement obligations accretion	802	1,405	1,590	2,736
Depreciation, depletion and amortization	57,254	43,332	110,360	86,275
Amortization of intangible assets	—	7,233	—	9,346
General and administrative expenses	18,530	24,757	35,601	45,122
Total operating expenses	156,390	122,859	298,359	232,070

OPERATING INCOME	328,259	129,191	564,130	229,087

OTHER INCOME (EXPENSE)
Interest expense, net	(7,017)	(8,752)	(16,374)	(16,046)
Loss on derivatives, net	—	(2,004)	—	(2,486)
Other income (expense), net	6,538	135	6,744	(94)
Total other expense, net	(479)	(10,621)	(9,630)	(18,626)

INCOME BEFORE INCOME TAXES	327,780	118,570	554,500	210,461
Income tax expense	27,875	2,398	45,975	2,797
NET INCOME	299,905	116,172	508,525	207,664
LESS: Net income attributable to noncontrolling interest	49,322	31,727	91,903	59,975
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$250,583	$84,445	$416,622	$147,689

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$1.32	$0.48	$2.23	$0.86
Diluted	$1.32	$0.48	$2.22	$0.85
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	188,146	175,169	185,377	171,083
Diluted	188,589	176,129	185,894	172,085

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended June 30, 2021	Shares	Value	Shares	Value		Shares	Value
Balance, March 31, 2021	183,540	$18	66,624	$7	$1,731,234	7,448	$(59,239)	$(1,062,206)	$609,814	$234,198	$844,012
Stock based compensation expense, net of forfeitures	—	—	—	—	2,577	—	—	—	2,577	951	3,528
Changes in ownership interest adjustment	—	—	—	—	(30,662)	—	—	—	(30,662)	30,662	—
Common stock issued related to stock based compensation and other, net	160	—	—	—	(44)	—	—	—	(44)	(17)	(61)
Class A Common Stock repurchases	—	—	—	—	—	2,025	(24,047)	—	(24,047)	—	(24,047)
Class B Common Stock purchase and cancellation	—	—	(5,000)	(1)	1	—	—	—	—	(71,750)	(71,750)
Non-compete settlement	—	—	—	—	(18,527)	—	—	—	(18,527)	(6,395)	(24,922)
Conversion of Class B Common Stock to Class A Common Stock	1,100	—	(1,100)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(276)	(276)
Net income	—	—	—	—	—	—	—	84,445	84,445	31,727	116,172
Balance, June 30, 2021	184,800	$18	60,524	$6	$1,684,579	9,473	$(83,286)	$(977,761)	$623,556	$219,100	$842,656

For the Three Months Ended June 30, 2022
Balance, March 31, 2022	203,762	$20	35,594	$4	$1,649,111	16,218	$(209,418)	$(542,129)	$897,588	$174,780	$1,072,368
Stock based compensation expense, net of forfeitures	—	—	—	—	2,990	—	—	—	2,990	527	3,517
Changes in ownership interest adjustment	—	—	—	—	(4,305)	—	—	—	(4,305)	4,305	—
Common stock issued related to stock based compensation and other, net	83	—	—	—	(159)	—	—	—	(159)	(29)	(188)
Class A Common Stock repurchases	—	—	—	—	—	2,065	(48,419)	—	(48,419)		(48,419)
Class B Common Stock purchase and cancellation	—	—	(2,000)	—	—	—	—	—	—	(54,020)	(54,020)
Conversion of Class B Common Stock to Class A Common Stock	4,884	1	(4,884)	(1)	—	—	—	—	—		—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(4,606)	(4,606)
Net income	—	—	—	—	—	—	—	250,583	250,583	49,322	299,905
Balance, June 30, 2022	208,729	$21	28,710	$3	$1,647,637	18,283	$(257,837)	$(291,546)	$1,098,278	$170,279	$1,268,557

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2021	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422
Stock based compensation expense, net of forfeitures	—	—	—	—	4,412	—	—	—	4,412	1,821	6,233
Changes in ownership interest adjustment	—	—	—	—	(1,738)	—	—	—	(1,738)	1,738	—
Common stock issued related to stock based compensation and other, net	404	—	—	—	(883)	—	—	—	(883)	(416)	(1,299)
Class A Common Stock repurchases	—	—	—	—	—	3,998	(44,328)	—	(44,328)	—	(44,328)
Class B Common Stock purchase and cancellation	—	—	(10,000)	(2)	2	—	—	—	—	(122,531)	(122,531)
Non-compete settlement	375	—	—	—	(29,758)	—	—	—	(29,758)	(12,316)	(42,074)
Conversion of Class B Common Stock to Class A Common Stock	15,266	1	(15,266)	(1)	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(431)	(431)
Net income	—	—	—	—	—	—	—	147,689	147,689	59,975	207,664
Balance, June 30, 2021	184,800	$18	60,524	$6	$1,684,579	9,473	$(83,286)	$(977,761)	$623,556	$219,100	$842,656

For the Six Months Ended June 30, 2022
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249
Stock based compensation expense, net of forfeitures	—	—	—	—	5,349	—	—	—	5,349	1,053	6,402
Changes in ownership interest adjustment	—	—	—	—	(4,900)	—	—	—	(4,900)	4,900	—
Common stock issued related to stock based compensation and other, net	659	—	—	—	(5,029)	—	—	—	(5,029)	(1,073)	(6,102)
Class A Common Stock repurchases	—	—	—	—	—	4,115	(93,238)	—	(93,238)	—	(93,238)
Class B Common Stock purchase and cancellation	—	—	(5,950)	—	—	—	—	—	—	(138,753)	(138,753)
Conversion of Class B Common Stock to Class A Common Stock	14,633	2	(14,633)	(2)	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(16,243)	(16,243)
Dividends declared ($0.20 per share)	—	—	—	—	(37,283)	—	—	—	(37,283)	—	(37,283)
Net income	—	—	—	—	—	—	—	416,622	416,622	91,903	508,525
Balance, June 30, 2022	208,729	$21	28,710	$3	$1,647,637	18,283	$(257,837)	$(291,546)	$1,098,278	$170,279	$1,268,557

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$508,525	$207,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	110,360	86,275
Amortization of intangible assets	—	9,346
Asset retirement obligations accretion	1,590	2,736
Amortization of deferred financing costs	3,779	2,018
Unrealized loss on derivatives, net	—	2,320
Stock based compensation	6,402	6,233
Other	—	(85)
Changes in operating assets and liabilities:
Accounts receivable	(97,633)	(37,682)
Accounts payable	58,935	29,509
Accrued liabilities	27,675	(6,322)
Drilling advances	578	2,561
Other assets and liabilities, net	(2,207)	1,458
Net cash provided by operating activities	618,004	306,031
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(4,347)	(9,409)
Additions to oil and natural gas properties	(207,461)	(94,356)
Changes in working capital associated with additions to oil and natural gas properties	25,494	11,814
Other investing	(1,018)	(655)
Net cash used in investing activities	(187,332)	(92,606)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(92,155)	(44,328)
Class B Common Stock purchases and cancellations	(138,753)	(122,531)
Non-compete settlement	—	(42,074)
Dividends paid	(37,176)	—
Cash paid for debt modification	(5,272)	(4,976)
Distributions to noncontrolling interest owners	(16,243)	(431)
Other financing activities	(6,164)	(1,364)
Net cash used in financing activities	(295,763)	(215,704)

NET CHANGE IN CASH AND CASH EQUIVALENTS	134,909	(2,279)
Cash and cash equivalents – Beginning of period	366,982	192,561
Cash and cash equivalents – End of period	$501,891	$190,282

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental cash items:
Cash paid for income taxes	$37,138	$15
Cash paid for interest	12,733	14,033
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$55,430	$28,182
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$2,462	$3,687
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

2. Summary of Significant Accounting Policies

As of June 30, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2021 Form 10-K.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $210.5 million as of June 30, 2022 and $125.1 million as of December 31, 2021. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2021 Form 10-K.

4. Derivative Instruments

The Company settled all of its natural gas costless collar derivative contracts by September 30, 2021. From September 30, 2020 to September 30, 2021, Magnolia utilized natural gas costless collars to reduce its exposure to price volatility for a portion of its natural gas production volumes. The Company’s policies do not permit the use of derivative instruments for speculative purposes. Under the Company’s costless collar contracts, each collar had an established floor price and ceiling price. When the settlement price was below the floor price, the counterparty was required to make a payment to the Company and when the settlement price was above the ceiling price, the Company was required to make a payment to the counterparty.

The Company elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments were recorded immediately to earnings as “Loss on derivatives, net” on the Company’s consolidated statements of operations.

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivative settlements, realized loss	$—	$(166)	$—	$(166)
Unrealized loss on derivatives	—	(1,838)	—	(2,320)
Loss on derivatives, net	$—	$(2,004)	$—	$(2,486)

The Company had no outstanding derivative contracts in place as of June 30, 2022.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the accompanying consolidated balance sheets at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$389,216	$372,016	$388,087	$411,500
The fair value of the 2026 Senior Notes at June 30, 2022 and December 31, 2021 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 12—Stock Based Compensation in the Notes to the Consolidated Financial Statements. There were no other nonrecurring fair value measurements as of June 30, 2022 or December 31, 2021.

6. Intangible Assets

Non-Compete Agreement

On July 31, 2018 (the “Closing Date”), the Company and EnerVest, separate and apart from the Business Combination, entered into the Non-Compete, which prohibited EnerVest and certain of its affiliates from competing with the Company in the Eagle Ford Shale until July 31, 2022 (“Prohibited Period End Date”). In January 2021, the Company amended the Non-Compete such that, rather than delivering an aggregate of 4.0 million shares of Class A Common Stock upon the two and one-half year and the four year anniversaries of the Closing Date, the Company would deliver (i) the cash value of approximately 2.0 million shares of Class A Common Stock and approximately 0.4 million shares of Class A Common Stock on the two and one-half year anniversary of the Closing Date and (ii) an aggregate of 1.6 million shares of Class A Common Stock on the four year anniversary of the Closing Date, in each case subject to the terms and conditions of the Non-Compete. On February 1, 2021, as consideration for compliance with the Non-Compete, the Company paid $17.2 million in cash and issued 0.4 million shares of Class A Common Stock.

On June 30, 2021, the Company amended the Prohibited Period End Date to terminate on June 30, 2021 and paid $24.9 million in cash in lieu of delivering the remaining 1.6 million shares of Class A Common Stock (the “Second Non-Compete Amendment”). The Second Non-Compete Amendment resulted in the Company accelerating the amortization of the remaining intangible assets. The Company includes the amortization in “Amortization of intangible assets” on the Company’s consolidated statements of operations.
7. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	June 30, 2022	December 31, 2021
Accrued capital expenditures	$55,430	$29,936
Accrued production taxes	17,140	10,084
Other	73,613	50,616
Total other current liabilities	$146,183	$90,636
8. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	June 30, 2022	December 31, 2021
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(10,784)	(11,913)
Long-term debt, net	$389,216	$388,087

Credit Facility

In connection with the consummation of the Business Combination, the RBL Facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto, and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender. On February 16, 2022, Magnolia Operating, as borrower, amended and restated the RBL Facility (“Amended and Restated RBL Facility”) in its entirety, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $50.0 million sublimit, with an initial borrowing base of $450.0 million. The Amended and Restated RBL Facility, maturing in February 2026, is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties.

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

The Amended and Restated RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of June 30, 2022, the Company was in compliance with all covenants under the Amended and Restated RBL Facility. The Company incurred approximately $5.5 million of lender and transaction fees related to the modification of which $5.1 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the Amended and Restated RBL Facility and $0.4 million of which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the six months ended June 30, 2022.

Deferred financing costs in connection with the Amended and Restated RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the Amended and Restated RBL Facility and the RBL Facility, as applicable, of $1.0 million for each of the three months ended June 30, 2022 and 2021, and $3.7 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the accompanying consolidated balance sheet as of June 30, 2022.

The Company did not have any outstanding borrowings under the Amended and Restated RBL Facility as of June 30, 2022.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheet as of June 30, 2022. The Company recognized interest expense related to the 2026 Senior Notes of $6.6 million and $7.7 million for the three months ended June 30, 2022 and 2021, respectively, and $13.1 million and $14.0 million for the six months ended June 30, 2022 and 2021, respectively.

At any time, the Issuers may redeem all or a part of the 2026 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

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

At June 30, 2022, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at June 30, 2022 or June 30, 2021.

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

Risks and Uncertainties

The Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global and domestic political environments, regulatory developments, and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future.

The coronavirus disease 2019 (“COVID-19”) pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. While oil and natural gas prices have increased since 2020, the extent of any further impact of the pandemic, including the emergence and spread of variant strains of COVID-19, on the Company’s industry and business cannot be reasonably predicted at this time. Further, Russia’s invasion of Ukraine in the first quarter of 2022, and global sanctions placed on Russia in response, have had and may continue to have a global impact on supply and demand for oil and natural gas. Magnolia continues to monitor any impacts from the Russia-Ukraine war on the global markets for its commodities.

10. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Current:
Federal	$25,902	$1,645	$42,687	$1,645
State	1,973	753	3,288	1,152
	27,875	2,398	45,975	2,797
Deferred:
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—
Income tax expense	$27,875	$2,398	$45,975	$2,797

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 8.5% and 2.0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 8.3% and 1.3%, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate as of June 30, 2022 and June 30, 2021. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances.

As of June 30, 2022, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the six months ended June 30, 2022, no amounts were incurred for income tax uncertainties or interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities for all periods.

During the six months ended June 30, 2022, the Magnolia LLC Unit Holders redeemed 14.6 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. The redemption and exchange of these Magnolia LLC Units created additional tax basis in Magnolia LLC. There was no net tax impact as the Company recorded a full valuation allowance.

As of June 30, 2022, the Company’s net deferred tax asset was $198.4 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of June 30, 2022, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $198.4 million.

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

11. Stockholders’ Equity

Class A Common Stock

At June 30, 2022, there were 208.7 million shares of Class A Common Stock issued and 190.4 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At June 30, 2022, there were 28.7 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. As of June 30, 2022, the Company had repurchased 17.7 million shares under the program at a cost of $246.3 million.

During the six months ended June 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the six months ended June 30, 2022 Magnolia LLC repurchased and subsequently canceled 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, the Magnolia LLC Unit Holders redeemed 14.6 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public.

During the six months ended June 30, 2021 Magnolia LLC repurchased and subsequently canceled 10.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $122.5 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, the Magnolia LLC Unit Holders redeemed 15.3 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public.

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

The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The $37.3 million and $14.2 million dividends declared during the first quarter of 2022 and the third quarter of 2021, respectively, were recorded as a reduction of additional paid-in capital on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of June 30, 2022, Magnolia owned approximately 86.9% of the interest in Magnolia LLC and the noncontrolling interest was approximately 13.1%.

In the first quarter of 2019, Magnolia Operating formed Highlander Oil & Gas Holdings LLC (“Highlander”) as a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest.

12. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of June 30, 2022. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance stock units (“PSU”), and performance restricted stock units (“PRSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $3.5 million for each of the three months ended June 30, 2022 and 2021, and $6.4 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PSU, and PRSU activity for the three months ended June 30, 2022.

	Restricted Stock Units		Performance Stock Units		Performance Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2022	1,106,602	$11.33	278,485	$6.14	1,261,734	$13.29
Granted	45,548	24.30	—	—	262	28.34
Vested	(91,266)	11.75	—	—	(39)	10.84
Forfeited	(7,370)	14.74	—	—	—	—
Unvested at June 30, 2022	1,053,514	$11.83	278,485	$6.14	1,261,957	$13.29

The following table presents a summary of Magnolia’s unvested RSU, PSU, and PRSU activity for the six months ended June 30, 2022.

	Restricted Stock Units		Performance Stock Units		Performance Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,187,509	$8.94	460,414	$9.20	968,654	$9.36
Granted	287,219	20.92	—	—	506,965	19.15
Granted for performance multiple(1)	—	—	90,965	13.88	—	—
Vested	(407,108)	9.79	(272,894)	13.88	(212,726)	9.33
Forfeited	(14,106)	12.66	—	—	(936)	11.38
Unvested at June 30, 2022	1,053,514	$11.83	278,485	$6.14	1,261,957	$13.29
(1) Upon completion of the performance period for the PSUs granted in 2019, a performance multiple of 150% was applied to each of the grants resulting in additional grants of PSUs in 2022.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the six months ended June 30, 2022 and 2021 was $10.2 million and $5.8 million, respectively. Unrecognized compensation expense related to unvested RSUs as of June 30, 2022 was $9.6 million, which the Company expects to recognize over a weighted average period of 2.6 years.

Performance Stock Units and Performance Restricted Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSU awards that vested during the six months ended June 30, 2022 was $4.8 million. Unrecognized compensation expense related to unvested PRSUs as of June 30, 2022 was $12.9 million, which the Company expects to recognize over a weighted average period of 2.4 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSU awards that vested during the six months ended June 30, 2022 and 2021 was $5.5 million and $0.2 million, respectively. Unrecognized compensation expense related to unvested PSUs as of June 30, 2022 was $0.3 million, which the Company expects to recognize over a weighted average period of 0.6 years.

The grant date fair values of the PRSUs granted during the six months ended June 30, 2022 and 2021, were $9.7 million and $9.5 million, respectively. Since the Performance Condition for the PRSUs granted in 2022 and 2021 were met on March 28, 2022 and March 17, 2021, respectively, the fair value of the PRSUs granted after the Performance Condition were met were based upon the grant date market value of the award. The fair values of the awards granted prior to the date the Performance Condition was met were determined using a Monte Carlo simulation. The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the PRSUs in 2022 and 2021.

	Six Months Ended
PRSU Grant Date Fair Value Assumptions	June 30, 2022	June 30, 2021
Expected term (in years)	3.55	3.64
Expected volatility	59.58%	55.18%
Risk-free interest rate	1.89%	0.56%
Dividend yield	1.97%	—%
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

The components of basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic:
Net income attributable to Class A Common Stock	$250,583	$84,445	$416,622	$147,689
Less: Dividends and net income allocated to participating securities	2,373	642	3,756	819
Net income, net of participating securities	$248,210	$83,803	$412,866	$146,870
Weighted average number of common shares outstanding during the period - basic	188,146	175,169	185,377	171,083
Net income per share of Class A Common Stock - basic	$1.32	$0.48	$2.23	$0.86

Diluted:
Net income attributable to Class A Common Stock	$250,583	$84,445	$416,622	$147,689
Less: Dividends and net income allocated to participating securities	2,367	638	3,747	814
Net income, net of participating securities	$248,216	$83,807	$412,875	$146,875
Weighted average number of common shares outstanding during the period - basic	188,146	175,169	185,377	171,083
Add: Dilutive effect of stock based compensation and other	443	960	517	1,002
Weighted average number of common shares outstanding during the period - diluted	188,589	176,129	185,894	172,085
Net income per share of Class A Common Stock - diluted	$1.32	$0.48	$2.22	$0.85
For the three months ended June 30, 2022 and 2021, the Company excluded 33.8 million and 66.1 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the six months ended June 30, 2022 and 2021, the Company excluded 39.0 million and 73.1 million, respectively, weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units), as the effect was anti-dilutive.

14. Related Party Transactions

As of June 30, 2022, no entity held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

15. Subsequent Events

On August 2, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.10 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on September 1, 2022 to shareholders or members of record, as applicable, as of August 12, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although Magnolia believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, Magnolia’s assumptions about:

•the economic effects of the COVID-19 pandemic and actions taken by federal, state and local governments and other third parties in response to the pandemic;

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

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and NGL reserves that operates in one reportable segment located in the United States. The Company's oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. The Company’s allocation of capital prioritizes reinvesting in its business to achieve moderate and predictable annual volume growth, balanced with returning capital to its shareholders through dividends and share repurchases.

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. As of June 30, 2022, Magnolia operated one rig exclusively in the Giddings area, and one rig in both the Karnes and Giddings areas. The Company’s gradual and measured approach toward both the appraisal and development of the Giddings area has created operating efficiencies leading to higher production growth this year.

COVID-19 Pandemic and Market Conditions Update

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances. Inflationary pressures and labor shortages could result in further increases to our operating and capital costs.

Business Overview

As of June 30, 2022, Magnolia’s assets in South Texas included 43,475 gross (23,767 net) acres in the Karnes area, and 638,360 gross (447,924 net) acres in the Giddings area. As of June 30, 2022, Magnolia held an interest in approximately 2,060 gross (1,317 net) wells, with total production of 74.2 thousand and 73.0 thousand barrels of oil equivalent per day for the three and six months ended June 30, 2022, respectively. During the second quarter of 2022, Magnolia was running a two-rig program. One rig drilled multi-well development pads exclusively in the Giddings area. The second rig drilled a mix of wells in both the Karnes and Giddings areas.

Magnolia recognized net income attributable to Class A Common Stock of $250.6 million and $416.6 million, or $1.32 and $2.22 per diluted common share, for the three and six months ended June 30, 2022, respectively. Magnolia recognized net income of $299.9 million and $508.5 million, which includes a noncontrolling interest of $49.3 million and $91.9 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three and six months ended June 30, 2022, respectively.

On February 3, 2022, the Company’s board of directors declared a semi-annual cash dividend of $0.20 per share of Class A Common Stock totaling approximately $37.3 million. The dividend was paid on March 1, 2022 to shareholders of record as of the close of business on February 14, 2022.

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares. The program does not require purchases to be made within a particular time frame. As of June 30, 2022, the Company had repurchased 17.7 million shares under the program at a cost of $246.3 million and had 12.3 million shares of Class A Common Stock remaining under its current repurchase authorization.

During the six months ended June 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the six months ended June 30, 2022, Magnolia LLC repurchased and subsequently canceled 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million of cash consideration (the “Class B Common Stock Repurchases”). Magnolia funded the Class B Common Stock Repurchases with cash on hand. During the same period, the Magnolia LLC Unit Holders redeemed 14.6 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. As of June 30, 2022, Magnolia owned approximately 86.9% of the interest in Magnolia LLC and the noncontrolling interest was approximately 13.1%.

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

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

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

	Three Months Ended
(In thousands, except per unit data)	June 30, 2022	June 30, 2021
Production:
Oil (MBbls)	3,019	2,903
Natural gas (MMcf)	12,464	9,947
NGLs (MBbls)	1,656	1,349
Total (Mboe)	6,752	5,910

Average daily production:
Oil (Bbls/d)	33,178	31,897
Natural gas (Mcf/d)	136,966	109,313
NGLs (Bbls/d)	18,194	14,830
Total (boe/d)	74,200	64,946

Revenues:
Oil revenues	$332,791	$188,701
Natural gas revenues	85,345	33,314
Natural gas liquids revenues	66,513	30,035
Total revenues	$484,649	$252,050

Average Price:
Oil (per barrel)	$110.22	$65.01
Natural gas (per Mcf)	6.85	3.35
NGLs (per barrel)	40.17	22.26
Oil revenues were 69% and 75% of the Company’s total revenues for the three months ended June 30, 2022 and 2021, respectively. Oil production was 45% and 49% of total production volume for the three months ended June 30, 2022 and 2021, respectively. Oil revenues for the three months ended June 30, 2022 were $144.1 million higher than the three months ended June 30, 2021. A 70% increase in average prices increased second quarter 2022 revenues by $131.2 million compared to the same period in the prior year, while a 4% increase in oil production increased revenues by $12.9 million.

Natural gas revenues were 17% and 13% of the Company’s total revenues for the three months ended June 30, 2022 and 2021, respectively. Natural gas production was 31% and 28% of total production volume for the three months ended June 30, 2022 and 2021, respectively. Natural gas revenues for the three months ended June 30, 2022 were $52.0 million higher than the three months ended June 30, 2021. A 104% increase in average prices increased second quarter 2022 revenues by $34.8 million compared to the same period in the prior year, while a 25% increase in natural gas production increased revenues by $17.2 million.

NGL revenues were 14% and 12% of the Company’s total revenues for the three months ended June 30, 2022 and 2021, respectively. NGL production was 24% and 23% of total production volume for the three months ended June 30, 2022 and 2021, respectively. NGL revenues for the three months ended June 30, 2022 were $36.5 million higher than the three months ended June 30, 2021. An 81% increase in average prices increased second quarter 2022 revenues by $24.2 million compared to the same period in the prior year, while a 23% increase in NGL production increased revenues by $12.3 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	June 30, 2022	June 30, 2021
Operating Expenses:
Lease operating expenses	$32,604	$21,971
Gathering, transportation and processing	16,381	10,287
Taxes other than income	27,411	13,812
Exploration expenses	3,408	62
Asset retirement obligations accretion	802	1,405
Depreciation, depletion and amortization	57,254	43,332
Amortization of intangible assets	—	7,233
General and administrative expenses	18,530	24,757
Total operating expenses	$156,390	$122,859

Other Income (Expense):
Interest expense, net	$(7,017)	$(8,752)
Loss on derivatives, net	—	(2,004)
Other income, net	6,538	135
Total other expense, net	$(479)	$(10,621)

Average Operating Costs per boe:
Lease operating expenses	$4.83	$3.72
Gathering, transportation and processing	2.43	1.74
Taxes other than income	4.06	2.34
Exploration expenses	0.50	0.01
Asset retirement obligations accretion	0.12	0.24
Depreciation, depletion and amortization	8.48	7.33
Amortization of intangible assets	—	1.22
General and administrative expenses	2.74	4.19
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended June 30, 2022 were $10.6 million, or $1.11 per boe, higher compared to the corresponding 2021 period, due to an increase in costs including operating and maintenance costs, workover activities and additional non-operated activities.
Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended June 30, 2022 were $6.1 million, or $0.69 per boe, higher than the three months ended June 30, 2021, primarily due to increased natural gas production and higher prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended June 30, 2022 were $13.6 million, or $1.72 per boe, higher compared to the three months ended June 30, 2021, primarily due to an increase in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the three months ended June 30, 2022 were $3.3 million, or $0.49 per boe, higher than the three months ended June 30, 2021, due to the purchase of seismic licenses and increased seismic surveying costs.

Depreciation, depletion and amortization (“DD&A”) during the three months ended June 30, 2022 was $13.9 million, or $1.15 per boe, higher than the three months ended June 30, 2021 due to increased production and a higher depreciable cost basis.

For the three months ended June 30, 2022, the Company did not recognize any amortization of intangible assets, because the intangible assets were fully amortized in June 2021 as a result of the termination of the Non-Compete. During the three months ended June 30, 2021, the Company recognized $7.2 million of amortization of intangible assets.

General and administrative expenses during the three months ended June 30, 2022 were $6.2 million, or $1.45 per boe, lower than the three months ended June 30, 2021, primarily driven by the reduction in costs due to the termination of the Services Agreement on June 30, 2021, partially offset by higher corporate payroll expenses related to increased employee headcount.

Other income, net, during the three months ended June 30, 2022 was $6.4 million higher than the three months ended June 30, 2021, primarily driven by the receipt of an earnout payment in the second quarter of 2022 associated with the sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream, LLC in 2020.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

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

	Six Months Ended
(In thousands, except per unit data)	June 30, 2022	June 30, 2021
Production:
Oil (MBbls)	5,835	5,495
Natural gas (MMcf)	24,842	20,188
NGLs (MBbls)	3,242	2,654
Total (Mboe)	13,217	11,514

Average daily production:
Oil (Bbls/d)	32,239	30,361
Natural gas (Mcf/d)	137,247	111,536
NGLs (Bbls/d)	17,911	14,661
Total (boe/d)	73,024	63,611

Revenues:
Oil revenues	$595,459	$335,659
Natural gas revenues	141,925	68,977
Natural gas liquids revenues	125,105	56,521
Total revenues	$862,489	$461,157

Average Price:
Oil (per barrel)	$102.04	$61.08
Natural gas (per Mcf)	5.71	3.42
NGLs (per barrel)	38.59	21.30
Oil revenues were 69% and 73% of the Company’s total revenues for the six months ended June 30, 2022 and 2021, respectively. Oil production was 44% and 48% of total production volume for the six months ended June 30, 2022 and 2021, respectively. Oil revenues for the six months ended June 30, 2022 were $259.8 million higher than the six months ended June 30, 2021. A 67% increase in average prices increased revenues by $225.1 million during the six months ended June 30, 2022 compared to the same period in the prior year, while a 6% increase in oil production increased revenues by $34.7 million.

Natural gas revenues were 16% and 15% of the Company’s total revenues for the six months ended June 30, 2022 and 2021, respectively. Natural gas production was 31% and 29% of total production volume for the six months ended June 30, 2022 and 2021, respectively. Natural gas revenues for the six months ended June 30, 2022 were $72.9 million higher than the six months ended

June 30, 2021. A 67% increase in average prices increased revenues by $46.4 million during the six months ended June 30, 2022 compared to the same period in the prior year, while a 23% increase in natural gas production increased revenues by $26.5 million.

NGL revenues were 15% and 12% of the Company’s total revenues for the six months ended June 30, 2022 and 2021, respectively. NGL production was 25% and 23% of total production volume for the six months ended June 30, 2022 and 2021, respectively. NGL revenues for the six months ended June 30, 2022 were $68.6 million higher than the six months ended June 30, 2021. An 81% increase in average prices increased revenues by $45.9 million during the six months ended June 30, 2022 compared to the same period in the prior year, while a 22% increase in NGL production increased revenues by $22.7 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Six Months Ended
(In thousands, except per unit data)	June 30, 2022	June 30, 2021
Operating Expenses:
Lease operating expenses	$61,348	$41,363
Gathering, transportation and processing	32,221	20,530
Taxes other than income	48,293	24,574
Exploration expenses	8,946	2,124
Asset retirement obligations accretion	1,590	2,736
Depreciation, depletion and amortization	110,360	86,275
Amortization of intangible assets	—	9,346
General and administrative expenses	35,601	45,122
Total operating expenses	$298,359	$232,070

Other Income (Expense):
Interest expense, net	$(16,374)	$(16,046)
Loss on derivatives, net	—	(2,486)
Other income (expense), net	6,744	(94)
Total other expense, net	$(9,630)	$(18,626)

Average Operating Costs per boe:
Lease operating expenses	$4.64	$3.59
Gathering, transportation and processing	2.44	1.78
Taxes other than income	3.65	2.13
Exploration expenses	0.68	0.18
Asset retirement obligations accretion	0.12	0.24
Depreciation, depletion and amortization	8.35	7.49
Amortization of intangible assets	—	0.81
General and administrative expenses	2.69	3.92
Lease operating expenses for the six months ended June 30, 2022 were $20.0 million, or $1.05 per boe, higher compared to the corresponding 2021 period, due to an increase in costs including operating and maintenance costs, workover activities, and additional non-operated activities.
The gathering, transportation and processing costs for the six months ended June 30, 2022 were $11.7 million, or $0.66 per boe, higher than the six months ended June 30, 2021, primarily due to increased natural gas production and higher prices.

Taxes other than income for the six months ended June 30, 2022 were $23.7 million, or $1.52 per boe, higher compared to the six months ended June 30, 2021, primarily due to an increase in oil, natural gas, and NGL revenues.

The exploration expenses for the six months ended June 30, 2022 were $6.8 million, or $0.50 per boe, higher than the six months ended June 30, 2021, due to the purchase of seismic licenses and increased seismic surveying costs.

DD&A during the six months ended June 30, 2022 was $24.1 million, or $0.86 per boe, higher than the six months ended June 30, 2021 due to increased production and a higher depreciable cost basis.

For the six months ended June 30, 2022, the Company did not recognize any amortization of intangible assets, because the intangible assets were fully amortized in June 2021 as a result of the termination of the Non-Compete. During the six months ended June 30, 2021, the Company recognized $9.3 million of amortization of intangible assets.

General and administrative expenses during the six months ended June 30, 2022 were $9.5 million, or $1.23 per boe, lower than the six months ended June 30, 2021, primarily driven by the reduction in costs due to the termination of the Services Agreement on June 30, 2021, partially offset by higher corporate payroll expenses related to increased employee headcount.

Other income (expense), net, during the six months ended June 30, 2022 was $6.7 million. This is primarily comprised of the receipt of an earnout payment in the second quarter of 2022 associated with the sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream, LLC in 2020.

Liquidity and Capital Resources

Magnolia’s primary source of liquidity and capital has been its cash flows from operations. The Company’s primary uses of cash have been for development of the Company’s oil and natural gas properties, returning capital to shareholders, bolt-on acquisitions of oil and natural gas properties, and general working capital needs.

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

As of June 30, 2022, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the Amended and Restated RBL Facility. As of June 30, 2022, the Company had $951.9 million of liquidity comprised of the $450.0 million of borrowing base capacity of the Amended and Restated RBL Facility, and $501.9 million of cash and cash equivalents.

Cash and Cash Equivalents

At June 30, 2022, Magnolia had $501.9 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Sources of cash and cash equivalents
Net cash provided by operating activities	$618,004	$306,031

Uses of cash and cash equivalents
Acquisitions	$(4,347)	$(9,409)
Additions to oil and natural gas properties	(207,461)	(94,356)
Changes in working capital associated with additions to oil and natural gas properties	25,494	11,814
Class A Common Stock repurchases	(92,155)	(44,328)
Class B Common Stock purchases and cancellations	(138,753)	(122,531)
Non-compete settlement	—	(42,074)
Dividends paid	(37,176)	—
Distributions to noncontrolling interest owners	(16,243)	(431)
Other	(12,454)	(6,995)
	(483,095)	(308,310)
Net change in cash and cash equivalents	$134,909	$(2,279)

Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short- and long-term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of certain non-cash expenses such as DD&A, stock based compensation, amortization of deferred financing costs, the non-cash portion of exploration expenses, and asset retirement obligations accretion.

Net cash provided by operating activities totaled $618.0 million and $306.0 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, cash provided by operating activities was positively impacted by increased oil, natural gas, and NGL prices, partially offset by higher operating expenses and income tax payments.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions during each of the six months ended June 30, 2022 and 2021.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Drilling and completion	$122,018	$53,808	$205,375	$92,658
Leasehold acquisition costs	1,213	382	2,086	1,698
Total capital expenditures	$123,231	$54,190	$207,461	$94,356

During the second quarter of 2022, Magnolia was running a two-rig program. One rig drilled multi-well development pads in the Giddings area. The second rig drilled a mix of wells in both the Karnes and Giddings areas. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the six months ended June 30, 2022 and 2021, the Company repurchased 3.6 million and 4.0 million shares for a total cost of approximately $81.7 million and $44.3 million, respectively.

During the six months ended June 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the six months ended June 30, 2022 and 2021, Magnolia LLC repurchased and subsequently canceled 5.9 million and 10.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million and $122.5 million of cash consideration, respectively. As of June 30, 2022, Magnolia owned approximately 86.9% of the interest in Magnolia LLC and the noncontrolling interest was approximately 13.1%.

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

On February 3, 2022, the Company’s board of directors declared a cash dividend of $0.20 per share of Class A Common Stock totaling $37.3 million, of which $37.2 million was paid as of June 30, 2022. In addition, $8.6 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the Amended and Restated RBL Facility. Interest on borrowings under the Amended and Restated RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At June 30, 2022, the Company had no borrowings outstanding under the Amended and Restated RBL Facility.

Commodity Price Risk
Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2022 would have increased (decreased) the Company’s revenues by approximately $11.7 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2022 would have increased (decreased) the Company’s revenues by approximately $5.0 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

Please refer to Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2021 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2022 - March 31, 2022 (2)	2,050,815	$21.85	1,500,000	14,332,455
April 1, 2022 - April 30, 2022	260,254	23.22	260,254	14,072,201
May 1, 2022 - May 31, 2022	855,500	23.15	855,500	13,216,701
June 1, 2022 - June 30, 2022	949,246	23.78	949,246	12,267,455
Total	4,115,815	$22.65	3,565,000	12,267,455
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

During the six months ended June 30, 2022, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $138.8 million at an average price of $23.32 per share. There is no public market for the Class B Common Stock. For further detail, see Note 11—Stockholders’ Equity in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

MAGNOLIA OIL & GAS CORPORATION

Date: August 3, 2022	By:	/s/ Stephen Chazen
Stephen Chazen
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Financial Officer (Principal Financial Officer)