Form 10-Q
period 2022-09-30
Magnolia Oil & Gas Corp
filed 2022-11-02
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, there were 187,488,487 shares of Class A Common Stock, $0.0001 par value per share, and 28,710,432 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$689,539	$366,982
Accounts receivable	207,718	149,769
Drilling advances	1,092	615
Other current assets	611	552
Total current assets	898,960	517,918
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,718,433	2,381,812
Other	8,554	7,036
Accumulated depreciation, depletion and amortization	(1,352,138)	(1,172,761)
Total property, plant and equipment, net	1,374,849	1,216,087
OTHER ASSETS
Deferred financing costs, net	6,090	3,701
Other long-term assets	20,737	9,036
Total other assets	26,827	12,737
TOTAL ASSETS	$2,300,636	$1,746,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$214,609	$127,909
Other current liabilities (Note 7)	127,363	90,636
Total current liabilities	341,972	218,545
LONG-TERM LIABILITIES
Long-term debt, net	389,794	388,087
Asset retirement obligations, net of current	92,652	89,715
Other long-term liabilities	6,512	5,146
Total long-term liabilities	488,958	482,948
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 208,758 shares issued and 187,474 shares outstanding in 2022 and 193,437 shares issued and 179,270 shares outstanding in 2021	21	19
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 28,710 shares issued and outstanding in 2022 and 49,293 shares issued and outstanding in 2021	3	5
Additional paid-in capital	1,637,279	1,689,500
Treasury Stock, at cost, 21,283 shares and 14,168 shares in 2022 and 2021, respectively	(320,204)	(164,599)
Accumulated deficit	(46,069)	(708,168)
Noncontrolling interest	198,676	228,492
Total equity	1,469,706	1,045,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,300,636	$1,746,742

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Oil revenues	$317,243	$195,642	$912,702	$531,300
Natural gas revenues	100,124	43,781	242,049	112,758
Natural gas liquids revenues	65,596	45,619	190,700	102,140
Total revenues	482,963	285,042	1,345,451	746,198
OPERATING EXPENSES
Lease operating expenses	34,709	23,593	96,057	64,957
Gathering, transportation and processing	19,297	11,540	51,518	32,069
Taxes other than income	26,623	14,082	74,917	38,657
Exploration expenses	1,173	317	10,119	2,440
Asset retirement obligations accretion	814	1,329	2,404	4,065
Depreciation, depletion and amortization	68,972	47,993	179,331	134,268
Amortization of intangible assets	—	—	—	9,346
General and administrative expenses	19,625	14,695	55,226	59,816
Total operating expenses	171,213	113,549	469,572	345,618

OPERATING INCOME	311,750	171,493	875,879	400,580

OTHER INCOME (EXPENSE)
Interest expense, net	(5,263)	(7,474)	(21,637)	(23,519)
Loss on derivatives, net	—	(623)	—	(3,110)
Other income (expense), net	(166)	142	6,579	48
Total other expense, net	(5,429)	(7,955)	(15,058)	(26,581)

INCOME BEFORE INCOME TAXES	306,321	163,538	860,821	373,999
Income tax expense	19,358	3,631	65,333	6,428
NET INCOME	286,963	159,907	795,488	367,571
LESS: Net income attributable to noncontrolling interest	41,486	40,543	133,389	100,518
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$245,477	$119,364	$662,099	$267,053

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$1.29	$0.68	$3.52	$1.54
Diluted	$1.29	$0.67	$3.51	$1.53
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	188,635	174,764	186,475	172,281
Diluted	189,074	175,683	186,967	173,280

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended September 30, 2021	Shares	Value	Shares	Value		Shares	Value
Balance, June 30, 2021	184,800	$18	60,524	$6	$1,684,579	9,473	$(83,286)	$(977,761)	$623,556	$219,100	$842,656
Stock based compensation expense, net of forfeitures	—	—	—	—	2,180	—	—	—	2,180	730	2,910
Changes in ownership interest adjustment	—	—	—	—	(5,373)	—	—	—	(5,373)	5,373	—
Common stock issued related to stock based compensation and other, net	219	—	—	—	(1,345)	—	—	—	(1,345)	(449)	(1,794)
Class A Common Stock repurchases	—	—	—	—	—	1,995	(29,510)	—	(29,510)	—	(29,510)
Class B Common Stock purchase and cancellation	—	—	(3,000)	—	—	—	—	—	—	(49,140)	(49,140)
Conversion of Class B Common Stock to Class A Common Stock	4,608	1	(4,608)	(1)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	(14,236)	—	—	—	(14,236)	—	(14,236)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(5,276)	(5,276)
Net income	—	—	—	—	—	—	—	119,364	119,364	40,543	159,907
Balance, September 30, 2021	189,627	$19	52,916	$5	$1,665,805	11,468	$(112,796)	$(858,397)	$694,636	$210,881	$905,517

For the Three Months Ended September 30, 2022
Balance, June 30, 2022	208,729	$21	28,710	$3	$1,647,637	18,283	$(257,837)	$(291,546)	$1,098,278	$170,279	$1,268,557
Stock based compensation expense, net of forfeitures	—	—	—	—	3,004	—	—	—	3,004	458	3,462
Changes in ownership interest adjustment	—	—	—	—	5,914	—	—	—	5,914	(5,914)	—
Common stock issued related to stock based compensation and other, net	29	—	—	—	(164)	—	—	—	(164)	(25)	(189)
Class A Common Stock repurchases	—	—	—	—	—	3,000	(62,367)	—	(62,367)	—	(62,367)
Dividends declared ($0.10 per share)	—	—	—	—	(19,112)	—	—	—	(19,112)	—	(19,112)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Net income	—	—	—	—	—	—	—	245,477	245,477	41,486	286,963
Balance, September 30, 2022	208,758	$21	28,710	$3	$1,637,279	21,283	$(320,204)	$(46,069)	$1,271,030	$198,676	$1,469,706

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2021	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422
Stock based compensation expense, net of forfeitures	—	—	—	—	6,592	—	—	—	6,592	2,551	9,143
Changes in ownership interest adjustment	—	—	—	—	(7,111)	—	—	—	(7,111)	7,111	—
Common stock issued related to stock based compensation and other, net	623	—	—	—	(2,228)	—	—	—	(2,228)	(866)	(3,094)
Class A Common Stock repurchases	—	—	—	—	—	5,993	(73,838)	—	(73,838)	—	(73,838)
Class B Common Stock purchase and cancellation	—	—	(13,000)	(2)	2	—	—	—	—	(171,671)	(171,671)
Non-compete settlement	375	—	—	—	(29,758)	—	—	—	(29,758)	(12,316)	(42,074)
Conversion of Class B Common Stock to Class A Common Stock	19,874	2	(19,874)	(2)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	(14,236)	—	—	—	(14,236)	—	(14,236)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(5,706)	(5,706)
Net income	—	—	—	—	—	—	—	267,053	267,053	100,518	367,571
Balance, September 30, 2021	189,627	$19	52,916	$5	$1,665,805	11,468	$(112,796)	$(858,397)	$694,636	$210,881	$905,517

For the Nine Months Ended September 30, 2022
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249
Stock based compensation expense, net of forfeitures	—	—	—	—	8,353	—	—	—	8,353	1,511	9,864
Changes in ownership interest adjustment	—	—	—	—	1,013	—	—	—	1,013	(1,013)	—
Common stock issued related to stock based compensation and other, net	688	—	—	—	(5,192)	—	—	—	(5,192)	(1,098)	(6,290)
Class A Common Stock repurchases	—	—	—	—	—	7,115	(155,605)	—	(155,605)	—	(155,605)
Class B Common Stock purchase and cancellation	—	—	(5,950)	—	—	—	—	—	—	(138,753)	(138,753)
Conversion of Class B Common Stock to Class A Common Stock	14,633	2	(14,633)	(2)	—	—	—	—	—	—	—
Dividends declared ($0.30 per share)	—	—	—	—	(56,395)	—	—	—	(56,395)	—	(56,395)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(23,852)	(23,852)
Net income	—	—	—	—	—	—	—	662,099	662,099	133,389	795,488
Balance, September 30, 2022	208,758	$21	28,710	$3	$1,637,279	21,283	$(320,204)	$(46,069)	$1,271,030	$198,676	$1,469,706

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$795,488	$367,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	179,331	134,268
Amortization of intangible assets	—	9,346
Asset retirement obligations accretion	2,404	4,065
Amortization of deferred financing costs	4,812	3,149
Unrealized loss on derivatives, net	—	277
Stock based compensation	9,864	9,143
Other	—	(85)
Changes in operating assets and liabilities:
Accounts receivable	(57,949)	(48,541)
Accounts payable	86,700	44,834
Accrued liabilities	19,443	(1,501)
Drilling advances	(477)	3,743
Other assets and liabilities, net	(10,931)	1,666
Net cash provided by operating activities	1,028,685	527,935
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(11,749)	(10,817)
Additions to oil and natural gas properties	(323,510)	(162,744)
Changes in working capital associated with additions to oil and natural gas properties	14,152	12,435
Other investing	(1,187)	(2,316)
Net cash used in investing activities	(322,294)	(163,442)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(153,138)	(70,316)
Class B Common Stock purchases and cancellations	(138,753)	(171,671)
Non-compete settlement	—	(42,074)
Dividends paid	(56,220)	(14,103)
Cash paid for debt modification	(5,494)	(4,976)
Distributions to noncontrolling interest owners	(23,852)	(5,706)
Other financing activities	(6,377)	(3,185)
Net cash used in financing activities	(383,834)	(312,031)

NET CHANGE IN CASH AND CASH EQUIVALENTS	322,557	52,462
Cash and cash equivalents – Beginning of period	366,982	192,561
Cash and cash equivalents – End of period	$689,539	$245,023

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental cash items:
Cash paid for income taxes	$60,906	$(1,128)
Cash paid for interest	26,060	26,483
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$44,088	$28,802
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$3,773	$4,429
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

2. Summary of Significant Accounting Policies

As of September 30, 2022, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2021 Form 10-K.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $160.6 million as of September 30, 2022 and $125.1 million as of December 31, 2021. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2021 Form 10-K.

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

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations during the three and nine months ended September 30, 2021:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2021
Derivative settlements, realized loss	$(2,666)	$(2,833)
Unrealized gain (loss) on derivatives	2,043	(277)
Loss on derivatives, net	$(623)	$(3,110)

The Company had no outstanding derivative contracts in place as of September 30, 2022.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$389,794	$380,508	$388,087	$411,500
The fair value of the 2026 Senior Notes at September 30, 2022 and December 31, 2021 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 12—Stock Based Compensation in the Notes to the Consolidated Financial Statements. There were no other nonrecurring fair value measurements as of September 30, 2022 or December 31, 2021.

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
7. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	September 30, 2022	December 31, 2021
Accrued capital expenditures	$44,088	$29,936
Other	83,275	60,700
Total other current liabilities	$127,363	$90,636
8. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	September 30, 2022	December 31, 2021
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(10,206)	(11,913)
Long-term debt, net	$389,794	$388,087

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

The Amended and Restated RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of September 30, 2022, the Company was in compliance with all covenants under the Amended and Restated RBL Facility. The Company incurred approximately $5.5 million of lender and transaction fees related to the modification of which $5.1 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the Amended and Restated RBL Facility and $0.4 million of which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the nine months ended September 30, 2022.

Deferred financing costs in connection with the Amended and Restated RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the Amended and Restated RBL Facility and the RBL Facility, as applicable, of $1.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $4.8 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheet as of September 30, 2022.

The Company did not have any outstanding borrowings under the Amended and Restated RBL Facility as of September 30, 2022.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheet as of September 30, 2022. The Company recognized interest expense related to the 2026 Senior Notes of $6.6 million and $6.5 million for the three months ended September 30, 2022 and 2021, respectively, and $19.7 million and $20.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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

At September 30, 2022, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at September 30, 2022 or September 30, 2021.

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

Risks and Uncertainties

The Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global and domestic political environments, regulatory developments, and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Additionally, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances. Inflationary pressures and labor shortages could result in further increases to our operating and capital costs.

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

10. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Current:
Federal	$18,009	$2,604	$60,695	$4,248
State	1,349	1,027	4,638	2,180
	19,358	3,631	65,333	6,428
Deferred:
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—
Income tax expense	$19,358	$3,631	$65,333	$6,428

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 6.3% and 2.2%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 7.6% and 1.7%, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate as of September 30, 2022 and September 30, 2021. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances.

As of September 30, 2022, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the nine months ended September 30, 2022, no amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities.

During the nine months ended September 30, 2022, the Magnolia LLC Unit Holders redeemed 14.6 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. The redemption and exchange of these Magnolia LLC Units created additional tax basis in Magnolia LLC. There was no net tax impact as the Company recorded a full valuation allowance.

As of September 30, 2022, the Company’s net deferred tax asset was $164.9 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of September 30, 2022, the Company assessed the realizability of the deferred tax assets and recorded a full valuation allowance of $164.9 million.

As commodity prices have improved during 2021 and 2022, Magnolia has begun to sustain a level of increased profitability such that, net of its net operating loss, Magnolia is recognizing taxable income. As this continues, increased weight will be given to positive operating results, along with projections of future taxable income, in determining whether future taxable income will be sufficient to provide for realization of the Company’s deferred tax assets, and if so, this new evidence may result in a change in estimate of the Company’s valuation allowance in the next 12 months.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (“IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. The Company is in the process of evaluating the provisions of the IRA, but it does not currently believe the IRA will have a material impact on its reported results, cash flows or financial position when it becomes effective.

11. Stockholders’ Equity

Class A Common Stock

At September 30, 2022, there were 208.8 million shares of Class A Common Stock issued and 187.5 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At September 30, 2022, there were 28.7 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. As of September 30, 2022, the Company had repurchased 20.7 million shares under the program at a cost of $308.6 million.

During the nine months ended September 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the nine months ended September 30, 2022 Magnolia LLC repurchased and subsequently canceled 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, the Magnolia LLC Unit Holders redeemed 14.6 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public.

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

Dividends and Distributions

In 2021, the Company’s board of directors announced the Company’s first dividend, payable on issued and outstanding shares of Class A Common Stock, and a corresponding distribution from Magnolia LLC to Magnolia LLC Unit Holders.

Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The dividends declared in 2022 and 2021 were recorded as a reduction of additional paid-in capital on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021. The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the nine months ended September 30, 2022 and the year ended December 31, 2021, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company (2)	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
August 12, 2022	September 1, 2022	$0.10	$21,983	$19,112	$2,871
February 14, 2022	March 1, 2022	$0.20	$45,851	$37,283	$8,568
August 12, 2021	September 1, 2021	$0.08	$19,078	$14,236	$4,842
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of September 30, 2022, Magnolia owned approximately 86.7% of the interest in Magnolia LLC and the noncontrolling interest was approximately 13.3%.

In the first quarter of 2019, Magnolia Operating formed Highlander Oil & Gas Holdings LLC (“Highlander”) as a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest.

12. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of September 30, 2022. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $3.5 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and $9.9 million and $9.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the three months ended September 30, 2022.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at June 30, 2022	1,053,514	$11.83	1,261,957	$13.29	278,485	$6.14
Granted	14,077	22.63	7,341	23.41	—	—
Vested	(34,404)	11.11	(2,471)	12.20	—	—
Forfeited	(12,528)	12.56	(9,000)	13.42	—	—
Unvested at September 30, 2022	1,020,659	$11.99	1,257,827	$13.35	278,485	$6.14

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the nine months ended September 30, 2022.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,187,509	$8.94	968,654	$9.36	460,414	$9.20
Granted	301,296	21.00	514,306	19.21	—	—
Granted for performance multiple(1)	—	—	—	—	90,965	13.88
Vested	(441,512)	9.89	(215,197)	9.36	(272,894)	13.88
Forfeited	(26,634)	12.62	(9,936)	13.23	—	—
Unvested at September 30, 2022	1,020,659	$11.99	1,257,827	$13.35	278,485	$6.14
(1)    Upon completion of the performance period for the PSUs granted in 2019, a performance multiple of 150% was applied to each of the grants resulting in additional grants of PSUs in 2022.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the nine months ended September 30, 2022 and 2021 was $11.0 million and $7.0 million, respectively. Unrecognized compensation expense related to unvested RSUs as of September 30, 2022 was $8.4 million, which the Company expects to recognize over a weighted average period of 2.5 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSU awards that vested during the nine months ended September 30, 2022 was $4.8 million. Unrecognized compensation expense related to unvested PRSUs as of September 30, 2022 was $11.0 million, which the Company expects to recognize over a weighted average period of 2.1 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSU awards that vested during the nine months ended September 30, 2022 and 2021 was $5.5 million and $4.0 million, respectively. Unrecognized compensation expense related to unvested PSUs as of September 30, 2022 was $0.2 million, which the Company expects to recognize over a weighted average period of 0.3 years.

The grant date fair values of the PRSUs granted during the nine months ended September 30, 2022 and 2021, were $9.9 million and $9.5 million, respectively. Since the Performance Condition for the PRSUs granted in 2022 and 2021 were met on March 28, 2022 and March 17, 2021, respectively, the fair value of the PRSUs granted after the Performance Condition were met were based upon the grant date market value of the award. The fair values of the awards granted prior to the date the Performance Condition was met were determined using a Monte Carlo simulation, which assumptions are summarized in the table below.

	Nine Months Ended
PRSU Grant Date Fair Value Assumptions	September 30, 2022	September 30, 2021
Expected term (in years)	3.55	3.64
Expected volatility	59.58%	55.18%
Risk-free interest rate	1.89%	0.56%
Dividend yield	1.97%	—%

13. Earnings Per Share

The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities, and therefore dividends and net income allocated to such awards have been deducted from earnings in computing basic and diluted net income per share under the two-class method. Diluted net income per share attributable to Class A Common Stock is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic:
Net income attributable to Class A Common Stock	$245,477	$119,364	$662,099	$267,053
Less: Dividends and net income allocated to participating securities	2,297	939	6,050	1,714
Net income, net of participating securities	$243,180	$118,425	$656,049	$265,339
Weighted average number of common shares outstanding during the period - basic	188,635	174,764	186,475	172,281
Net income per share of Class A Common Stock - basic	$1.29	$0.68	$3.52	$1.54

Diluted:
Net income attributable to Class A Common Stock	$245,477	$119,364	$662,099	$267,053
Less: Dividends and net income allocated to participating securities	2,292	934	6,035	1,705
Net income, net of participating securities	$243,185	$118,430	$656,064	$265,348
Weighted average number of common shares outstanding during the period - basic	188,635	174,764	186,475	172,281
Add: Dilutive effect of stock based compensation and other	439	919	492	999
Weighted average number of common shares outstanding during the period - diluted	189,074	175,683	186,967	173,280
Net income per share of Class A Common Stock - diluted	$1.29	$0.67	$3.51	$1.53
For the three months ended September 30, 2022 and 2021, the Company excluded 28.7 million and 60.4 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the nine months ended September 30, 2022 and 2021, the Company excluded 35.5 million and 68.8 million, respectively, weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units), as the effect was anti-dilutive.

14. Related Party Transactions

As of September 30, 2022, no entity held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

15. Subsequent Events

On October 27, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.10 per share of Class A Common Stock, and a cash distribution of $0.10 per Magnolia LLC Unit, payable on December 1, 2022 to shareholders or members of record, as applicable, as of November 7, 2022.

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

•the supply and demand for oil, natural gas, NGLs, and other products or services, including impacts of actions taken by OPEC and other state-controlled oil companies;

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

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. As of September 30, 2022, Magnolia operated two rigs. The Company’s gradual and measured approach toward both the appraisal and development of the Giddings area has created operating efficiencies leading to higher production growth this year.

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

Business Overview

As of September 30, 2022, Magnolia’s assets in South Texas included 43,327 gross (23,622 net) acres in the Karnes area, and 638,153 gross (448,263 net) acres in the Giddings area. As of September 30, 2022, Magnolia held an interest in approximately 2,096 gross (1,336 net) wells, with total production of 81.5 thousand and 75.9 thousand barrels of oil equivalent per day for the three and nine months ended September 30, 2022, respectively. During the third quarter of 2022, Magnolia was running a two-rig program.

Magnolia recognized net income attributable to Class A Common Stock of $245.5 million and $662.1 million, or $1.29 and $3.51 per diluted common share, for the three and nine months ended September 30, 2022, respectively. Magnolia recognized net income of $287.0 million and $795.5 million, which includes a noncontrolling interest of $41.5 million and $133.4 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three and nine months ended September 30, 2022, respectively.

During the nine months ended September 30, 2022, the Company declared cash dividends to holders of its Class A Common Stock totaling $56.4 million.

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares. The program does not require purchases to be made within a particular time frame. As of September 30, 2022, the Company had repurchased 20.7 million shares under the program at a cost of $308.6 million and had 9.3 million shares of Class A Common Stock remaining under its current repurchase authorization. During the nine months ended September 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the nine months ended September 30, 2022, Magnolia LLC repurchased and subsequently canceled 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million of cash consideration (the “Class B Common Stock Repurchases”). Magnolia funded the Class B Common Stock Repurchases with cash on hand. During the same period, the Magnolia LLC Unit Holders redeemed 14.6 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. As of September 30, 2022, Magnolia owned approximately 86.7% of the interest in Magnolia LLC and the noncontrolling interest was approximately 13.3%.

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

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

	Three Months Ended
(In thousands, except per unit data)	September 30, 2022	September 30, 2021
Production:
Oil (MBbls)	3,381	2,851
Natural gas (MMcf)	13,364	11,429
NGLs (MBbls)	1,892	1,444
Total (Mboe)	7,500	6,200

Average daily production:
Oil (Bbls/d)	36,751	30,989
Natural gas (Mcf/d)	145,257	124,224
NGLs (Bbls/d)	20,568	15,692
Total (boe/d)	81,529	67,385

Revenues:
Oil revenues	$317,243	$195,642
Natural gas revenues	100,124	43,781
Natural gas liquids revenues	65,596	45,619
Total revenues	$482,963	$285,042

Average Price:
Oil (per barrel)	$93.83	$68.62
Natural gas (per Mcf)	7.49	3.83
NGLs (per barrel)	34.66	31.60
Oil revenues were 66% and 69% of the Company’s total revenues for the three months ended September 30, 2022 and 2021, respectively. Oil production was 45% and 46% of total production volume for the three months ended September 30, 2022 and 2021, respectively. Oil revenues for the three months ended September 30, 2022 were $121.6 million higher than for the three months ended September 30, 2021. A 37% increase in average prices increased third quarter 2022 revenues by $71.9 million compared to the same period in the prior year, while a 19% increase in oil production increased revenues by $49.7 million.

Natural gas revenues were 20% and 15% of the Company’s total revenues for the three months ended September 30, 2022 and 2021, respectively. Natural gas production was 30% and 31% of total production volume for the three months ended September 30, 2022 and 2021, respectively. Natural gas revenues for the three months ended September 30, 2022 were $56.3 million higher than the three months ended September 30, 2021. A 96% increase in average prices increased third quarter 2022 revenues by $41.8 million compared to the same period in the prior year, while a 17% increase in natural gas production increased revenues by $14.5 million.

NGL revenues were 14% and 16% of the Company’s total revenues for the three months ended September 30, 2022 and 2021, respectively. NGL production was 25% and 23% of total production volume for the three months ended September 30, 2022 and 2021, respectively. NGL revenues for the three months ended September 30, 2022 were $20.0 million higher than the three months ended September 30, 2021. A 10% increase in average prices increased third quarter 2022 revenues by $4.4 million compared to the same period in the prior year, while a 31% increase in NGL production increased revenues by $15.6 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	September 30, 2022	September 30, 2021
Operating Expenses:
Lease operating expenses	$34,709	$23,593
Gathering, transportation and processing	19,297	11,540
Taxes other than income	26,623	14,082
Exploration expenses	1,173	317
Asset retirement obligations accretion	814	1,329
Depreciation, depletion and amortization	68,972	47,993
General and administrative expenses	19,625	14,695
Total operating expenses	$171,213	$113,549

Other Income (Expense):
Interest expense, net	$(5,263)	$(7,474)
Loss on derivatives, net	—	(623)
Other income (expense), net	(166)	142
Total other expense, net	$(5,429)	$(7,955)

Average Operating Costs per boe:
Lease operating expenses	$4.63	$3.81
Gathering, transportation and processing	2.57	1.86
Taxes other than income	3.55	2.27
Exploration expenses	0.16	0.05
Asset retirement obligations accretion	0.11	0.21
Depreciation, depletion and amortization	9.20	7.74
General and administrative expenses	2.62	2.37
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended September 30, 2022 were $11.1 million, or $0.82 per boe, higher compared to the corresponding 2021 period, due to an increase in costs including operating and maintenance costs, workover activities and additional non-operated activities.
Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended September 30, 2022 were $7.8 million, or $0.71 per boe, higher than the three months ended September 30, 2021, primarily due to increased natural gas production and higher prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended September 30, 2022 were $12.5 million, or $1.28 per boe, higher compared to the three months ended September 30, 2021, primarily due to an increase in oil, natural gas, and NGL revenues.

Depreciation, depletion and amortization (“DD&A”) during the three months ended September 30, 2022 was $21.0 million, or $1.46 per boe, higher than the three months ended September 30, 2021 due to increased production and a higher depreciable cost basis.

General and administrative expenses during the three months ended September 30, 2022 were $4.9 million, or $0.25 per boe, higher than the three months ended September 30, 2021, primarily driven by higher corporate payroll expenses related to increased employee headcount and professional service fees.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

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

	Nine Months Ended
(In thousands, except per unit data)	September 30, 2022	September 30, 2021
Production:
Oil (MBbls)	9,216	8,346
Natural gas (MMcf)	38,205	31,617
NGLs (MBbls)	5,134	4,097
Total (Mboe)	20,718	17,713

Average daily production:
Oil (Bbls/d)	33,760	30,573
Natural gas (Mcf/d)	139,947	115,812
NGLs (Bbls/d)	18,806	15,008
Total (boe/d)	75,890	64,883

Revenues:
Oil revenues	$912,702	$531,300
Natural gas revenues	242,049	112,758
Natural gas liquids revenues	190,700	102,140
Total revenues	$1,345,451	$746,198

Average Price:
Oil (per barrel)	$99.03	$63.66
Natural gas (per Mcf)	6.34	3.57
NGLs (per barrel)	37.14	24.93
Oil revenues were 68% and 71% of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively. Oil production was 44% and 47% of total production volume for the nine months ended September 30, 2022 and 2021, respectively. Oil revenues for the nine months ended September 30, 2022 were $381.4 million higher than the nine months ended September 30, 2021. A 56% increase in average prices increased revenues by $295.2 million during the nine months ended September 30, 2022 compared to the same period in the prior year, while a 10% increase in oil production increased revenues by $86.2 million.

Natural gas revenues were 18% and 15% of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively. Natural gas production was 31% and 30% of total production volume for the nine months ended September 30, 2022 and 2021, respectively. Natural gas revenues for the nine months ended September 30, 2022 were $129.3 million higher than the nine months ended September 30, 2021. A 78% increase in average prices increased revenues by $87.5 million during the nine months ended September 30, 2022 compared to the same period in the prior year, while a 21% increase in natural gas production increased revenues by $41.8 million.

NGL revenues were 14% of the Company’s total revenues for each of the nine months ended September 30, 2022 and 2021. NGL production was 25% and 23% of total production volume for the nine months ended September 30, 2022 and 2021, respectively. NGL revenues for the nine months ended September 30, 2022 were $88.6 million higher than the nine months ended September 30, 2021. A 49% increase in average prices increased revenues by $50.1 million during the nine months ended September 30, 2022 compared to the same period in the prior year, while a 25% increase in NGL production increased revenues by $38.5 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Nine Months Ended
(In thousands, except per unit data)	September 30, 2022	September 30, 2021
Operating Expenses:
Lease operating expenses	$96,057	$64,957
Gathering, transportation and processing	51,518	32,069
Taxes other than income	74,917	38,657
Exploration expenses	10,119	2,440
Asset retirement obligations accretion	2,404	4,065
Depreciation, depletion and amortization	179,331	134,268
Amortization of intangible assets	—	9,346
General and administrative expenses	55,226	59,816
Total operating expenses	$469,572	$345,618

Other Income (Expense):
Interest expense, net	$(21,637)	$(23,519)
Loss on derivatives, net	—	(3,110)
Other income, net	6,579	48
Total other expense, net	$(15,058)	$(26,581)

Average Operating Costs per boe:
Lease operating expenses	$4.64	$3.67
Gathering, transportation and processing	2.49	1.81
Taxes other than income	3.62	2.18
Exploration expenses	0.49	0.14
Asset retirement obligations accretion	0.12	0.23
Depreciation, depletion and amortization	8.66	7.58
Amortization of intangible assets	—	0.53
General and administrative expenses	2.67	3.38
Lease operating expenses for the nine months ended September 30, 2022 were $31.1 million, or $0.97 per boe, higher compared to the corresponding 2021 period, due to an increase in costs including operating and maintenance costs, workover activities, and additional non-operated activities.
The gathering, transportation and processing costs for the nine months ended September 30, 2022 were $19.4 million, or $0.68 per boe, higher than the nine months ended September 30, 2021, primarily due to increased natural gas production and higher prices.

Taxes other than income for the nine months ended September 30, 2022 were $36.3 million, or $1.44 per boe, higher compared to the nine months ended September 30, 2021, primarily due to an increase in oil, natural gas, and NGL revenues.

The exploration expenses for the nine months ended September 30, 2022 were $7.7 million, or $0.35 per boe, higher than the nine months ended September 30, 2021, due to the purchase of seismic licenses and increased seismic surveying costs.

DD&A during the nine months ended September 30, 2022 was $45.1 million, or $1.08 per boe, higher than the nine months ended September 30, 2021 due to increased production and a higher depreciable cost basis.

For the nine months ended September 30, 2022, the Company did not recognize any amortization of intangible assets, because the intangible assets were fully amortized in June 2021 as a result of the termination of the Non-Compete. During the nine months ended September 30, 2021, the Company recognized $9.3 million of amortization of intangible assets.

General and administrative expenses during the nine months ended September 30, 2022 were $4.6 million, or $0.71 per boe, lower than the nine months ended September 30, 2021, primarily driven by the reduction in costs due to the termination of the

Services Agreement on June 30, 2021, partially offset by higher corporate payroll expenses related to increased employee headcount and professional service fees.

Other income (expense), net, during the nine months ended September 30, 2022 was $6.6 million. This is primarily comprised of the receipt of an earnout payment in the second quarter of 2022 associated with the sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream, LLC in 2020.

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

As of September 30, 2022, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the Amended and Restated RBL Facility. As of September 30, 2022, the Company had $1,139.5 million of liquidity comprised of the $450.0 million of borrowing base capacity of the Amended and Restated RBL Facility, and $689.5 million of cash and cash equivalents.

Cash and Cash Equivalents

At September 30, 2022, Magnolia had $689.5 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$1,028,685	$527,935

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(11,749)	$(10,817)
Additions to oil and natural gas properties	(323,510)	(162,744)
Changes in working capital associated with additions to oil and natural gas properties	14,152	12,435
Class A Common Stock repurchases	(153,138)	(70,316)
Class B Common Stock purchases and cancellations	(138,753)	(171,671)
Non-compete settlement	—	(42,074)
Dividends paid	(56,220)	(14,103)
Distributions to noncontrolling interest owners	(23,852)	(5,706)
Other	(13,058)	(10,477)
Net uses of cash and cash equivalents	(706,128)	(475,473)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$322,557	$52,462

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

Net cash provided by operating activities totaled $1,028.7 million and $527.9 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, cash provided by operating activities was positively impacted by increased oil, natural gas, and NGL prices, partially offset by higher operating expenses and income tax payments.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions during each of the nine months ended September 30, 2022 and 2021.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Drilling and completion	$114,468	$67,180	$319,843	$159,838
Leasehold acquisition costs	1,582	1,208	3,667	2,906
Total capital expenditures	$116,050	$68,388	$323,510	$162,744

During the third quarter of 2022, Magnolia was running a two-rig program. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the nine months ended September 30, 2022 and 2021, the Company repurchased 6.6 million and 6.0 million shares for a total cost of approximately $144.0 million and $73.8 million, respectively.

During the nine months ended September 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the nine months ended September 30, 2022 and 2021, Magnolia LLC repurchased and subsequently canceled 5.9 million and 13.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million and $171.7 million of cash consideration, respectively. As of September 30, 2022, Magnolia owned approximately 86.7% of the interest in Magnolia LLC and the noncontrolling interest was approximately 13.3%.

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

During the nine months ended September 30, 2022, the Company declared cash dividends to holders of its Class A Common Stock totaling $56.4 million, of which $56.2 million was paid as of September 30, 2022. Additionally, $11.4 million was distributed to the Magnolia LLC Unit Holders. During the nine months ended September 30, 2021, the Company declared cash dividends to holders of its Class A Common Stock totaling $14.2 million, of which $14.1 million was paid as of September 30, 2021. Additionally, $4.8 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the Amended and Restated RBL Facility. Interest on borrowings under the Amended and Restated RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At September 30, 2022, the Company had no borrowings outstanding under the Amended and Restated RBL Facility.

Commodity Price Risk
Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the nine months ended September 30, 2022 would have increased (decreased) the Company’s revenues by approximately $12.3 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2022 would have increased (decreased) the Company’s revenues by approximately $5.1 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive and financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on such evaluation, Magnolia’s principal executive and financial officer has concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2022 - March 31, 2022 (2)	2,050,815	$21.85	1,500,000	14,332,455
April 1, 2022 - June 30, 2022	2,065,000	23.45	2,065,000	12,267,455
July 1, 2022 - July 31, 2022	1,616,497	19.98	1,616,497	10,650,958
August 1, 2022 - August 31, 2022	741,400	23.16	741,400	9,909,558
September 1, 2022 - September 30, 2022	642,103	20.10	642,103	9,267,455
Total	7,115,815	$21.87	6,565,000	9,267,455
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

During the nine months ended September 30, 2022, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $138.8 million at an average price of $23.32 per share. There is no public market for the Class B Common Stock. For further detail, see Note 11—Stockholders’ Equity in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

31.1**
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MAGNOLIA OIL & GAS CORPORATION

Date: November 2, 2022	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)