Form 10-K
period 2022-12-31
Magnolia Oil & Gas Corp
filed 2023-02-16
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 billion based on the closing price on that day on the New York Stock Exchange.
As of February 10, 2023, there were 192,063,022 shares of Class A Common Stock, $0.0001 par value per share, and 21,826,805 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
“Standardized measure.” Discounted future net cash flows estimated by applying the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months to the estimated future production of year‑end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period‑end costs to determine pre‑tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre‑tax cash inflows over Magnolia’s tax basis in the oil and natural gas properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.
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

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The following are definitions of certain other terms and conventions that are used in this Annual Report on Form 10-K:

“The Company” or “Magnolia.” Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, including Magnolia Holdings, Magnolia LLC, Magnolia Intermediate, Magnolia Operating, and Magnolia Oil & Gas Finance Corp.).

“Magnolia Holdings.” Magnolia Oil & Gas Holdings LLC.

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

“Non-Compete.” That certain Non-Competition Agreement, dated as of July 31, 2018, between the Company and EnerVest, pursuant to which EnerVest and certain of its affiliates were restricted from competing with the Company in certain counties comprising the Eagle Ford Shale.

“RBL Facility.” Senior secured reserve-based revolving credit facility, as amended February 16, 2022.

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“Services Agreement.” That certain Services Agreement, as amended, dated as of July 31, 2018, by and between the Company, Magnolia Operating, and EVOC, pursuant to which EVOC provided certain services to the Company.

“Stockholder Agreement.” The Stockholder Agreement, dated as of July 31, 2018, by and between the Company and the other parties thereto.

“OPEC.” The Organization of the Petroleum Exporting Countries.

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

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Except as required by law, Magnolia assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

Items 1 and 2. Business and Properties

Overview

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, “the Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations.

On July 31, 2018, Magnolia consummated its initial business combination (the “Business Combination”) through its acquisition of the Karnes County Assets, the Giddings Assets, and a 35.0% membership interest in Ironwood Eagle Ford Midstream, LLC, which owns an Eagle Ford gathering system, each with certain affiliates of EnerVest. On October 23, 2020, the Company sold its 35% membership interest in Ironwood Eagle Ford Midstream, LLC. Magnolia is the managing member of Magnolia Oil & Gas Parent LLC (“Magnolia LLC”). Magnolia’s principal asset is a controlling equity interest in Magnolia LLC. As the managing member of Magnolia LLC, the Company operates and controls all of the business and affairs of Magnolia LLC and, through Magnolia LLC and its subsidiaries, conducts business. Magnolia consolidates the financial results of Magnolia LLC and its subsidiaries and records non-controlling interests for the economic interest in Magnolia LLC held by the Magnolia LLC Unit Holders. As of December 31, 2022, Magnolia owned an 89.8% interest in Magnolia LLC, which owns the assets acquired in the Business Combination.

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

Strategy

Magnolia’s business model prioritizes prudent and disciplined capital allocation, free cash flow, and financial stability. The Company’s ongoing plan is to spend well within cash flow on drilling and completing wells while maintaining low financial leverage. The Company is well positioned to reduce or increase operations given the significant flexibility within its capital program as the Company has no long-term service obligations.

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

For additional detail regarding the Company’s 2022 results, strategy, and its capital resources and liquidity, please see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Segment Information and Geographic Area

The Company operates in one reportable segment engaged in the acquisition, development, exploration, and production of oil and natural gas properties located in the United States. Magnolia’s operations are conducted predominantly in one geographic area of the United States. Magnolia’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas where the Company targets the Eagle Ford Shale and the Austin Chalk formations. Additional data and discussion are provided in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Properties

As of December 31, 2022, Magnolia’s assets consisted of a total leasehold position of 688,033 gross (482,015 net) acres, including 43,022 gross (23,259 net) acres in the Karnes area and 645,011 gross (458,756 net) acres in the Giddings area. As of December 31, 2022, Magnolia had 2,131 gross (1,366 net) wells with total production of 75.4 Mboe/d for the year ended December 31, 2022. During 2022, Magnolia operated two rigs. Approximately 44%, 31%, and 25% of production from Magnolia’s assets was attributable to oil, natural gas, and NGLs, respectively, for the year ended December 31, 2022.

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

The Giddings Assets are primarily located in Austin, Brazos, Burleson, Fayette, Lee, Grimes, Montgomery, and Washington Counties, Texas. The Austin Chalk formation produces along a northeast-to-southwest trend that is approximately parallel to the Texas Gulf Coast. There are several notable producing areas along the Austin Chalk trend, the largest of which is the Giddings area. The Giddings area has seen two major drilling cycles. The first cycle began in the late 1970s and into the early 1980s and consisted primarily of vertical well drilling. The second cycle ran through much of the 1990s and involved primarily horizontal well drilling. Recent improvements in drilling and completion technologies have unlocked new development opportunities in the Giddings area. Wells drilled in recent years have helped to substantiate the strong economic viability of new drilling activity across the Giddings area. Future development results may allow for further expansion of existing location inventory throughout the leasehold.

Reserve Data

Estimated Proved Reserves

The estimates of Magnolia’s proved oil and natural gas reserves included in this Annual Report on Form 10-K are as of December 31, 2022. The majority of the Company’s proved reserves volumes, approximately 98%, are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents was selected for its historical experience and expertise in evaluating hydrocarbon resources.

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

Proved reserves are sub-divided into two categories, proved developed and proved undeveloped. Proved developed reserves are volumes that can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2022, that are included in this Annual Report, are planned to be developed within one year.

The technical and economic data used to estimate proved reserves include, but are not limited to, well logs, geologic maps, well-test data, production data, well data, historical price and cost information, and property ownership interests. This technical data, performance analysis, decline curve analysis, volumetric analysis, assessment of analogues, together with standard engineering and geoscience methods, are applied to estimate proved reserves.

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

The reserve reports were prepared by Miller and Lents’ team of geologists and reservoir engineers who integrate geological, geophysical, engineering, and economic data to produce reserve estimates and economic forecasts. The process to prepare Magnolia’s proved reserves as of December 31, 2022 was supervised by Jennifer A. Godbold, Senior Vice President and an officer of Miller and Lents. Ms. Godbold is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 10 years of relevant experience in the estimation, assessment, and evaluation of oil and natural gas reserves.

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

Proved Reserves

The following table presents Magnolia’s estimated net proved oil and natural gas reserves as of December 31, 2022. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one Bbl. This ratio is not reflective of the current price ratio between the two products. The proved undeveloped reserves volumes in the table below are expected to be converted to proved developed reserves within one year.

	December 31, 2022
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMboe)
Proved reserves
Total proved developed	53.5	244.6	31.3	125.6
Total proved undeveloped	9.4	68.5	10.6	31.4
Total proved reserves	62.9	313.1	41.9	157.0

Development of Proved Undeveloped Reserves

As of December 31, 2022, the proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year. The following table summarizes the changes in Magnolia’s proved undeveloped reserves during the year ended December 31, 2022:

Total (MMboe)
Proved undeveloped reserves at January 1, 2022	25.6
Conversions into proved developed reserves	(21.9)
Extensions	25.5
Acquisitions	—
Revisions of previous estimates	2.2
Proved undeveloped reserves at December 31, 2022	31.4

As of December 31, 2022, Magnolia’s assets contained approximately 31.4 MMboe of proved undeveloped reserves, consisting of 9.4 MMBbls of oil, 68.5 Bcf of natural gas, and 10.6 MMBbls of NGLs. The Company’s total estimated proved undeveloped reserves increased by 5.8 MMboe during the year ended December 31, 2022. Magnolia converted 21.9 MMboe of proved undeveloped reserves to proved developed reserves as a result of drilling activities completed during 2022. Extensions of 25.5 MMboe resulted from the planned drilling program. Upward revisions of 2.2 MMboe to proved undeveloped reserves were comprised of 2.3 MMboe due to infill drilling in the Karnes County Assets and 0.1 MMboe related to higher commodity prices, partially offset by a 0.2 MMboe downward adjustment related to optimizing development activity.

During the year ended December 31, 2022, Magnolia incurred costs of approximately $210.4 million to convert the reserves associated with 35 of its net proved undeveloped locations to 21.9 MMboe of proved developed reserves.

Drilling Statistics

The following table describes new development wells drilled within Magnolia’s assets during the years ended December 31, 2022, 2021, and 2020. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is a well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production. Completion refers to installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned. As of December 31, 2022, 28 gross (15 net) wells were in various stages of completion. As of December 31, 2022, Magnolia was running a two-rig program.

	Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net exploratory wells
Productive	—	—	—
Dry	—	—	—
	—	—	—
Net development wells
Productive	50	42	44
Dry	—	—	—
	50	42	44
Net total wells
Productive	50	42	44
Dry	—	—	—
Total	50	42	44

Productive Oil and Natural Gas Wells

Productive wells consist of exploratory, development, or extension wells that are not dry wells. Productive wells include producing wells and wells mechanically capable of production. Gross wells are the total number of productive wells in which Magnolia owns a working interest, and net wells are the sum of the fractional working interests of gross wells. The following table sets forth information relating to the productive wells in which Magnolia owned a working interest as of December 31, 2022.

	Oil	Natural Gas	Total
Gross	1,624	507	2,131
Net	916	450	1,366

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, natural gas, and NGL production volumes, average lease operating costs per boe (including transportation costs, but excluding severance and other taxes), and average sales prices related to Magnolia’s operations:

	Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Production
Crude oil (MMBbls)	12.2	11.2	11.6
Natural gas (Bcf)	50.7	43.4	39.4
Natural gas liquids (MMBbls)	6.9	5.7	4.4

Average lease operating costs per boe	$7.13	$5.75	$5.07

Average sales price
Crude oil (per barrel)	$95.01	$66.83	$36.31
Natural gas (per Mcf)	5.95	3.97	1.79
Natural gas liquids (per barrel)	34.18	27.84	11.10

Gross and Net Undeveloped and Developed Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which Magnolia held an interest as of December 31, 2022:

	Acreage
	Undeveloped	Developed	Total
Gross	56,655	631,378	688,033
Net	43,569	438,446	482,015

Undeveloped Acreage Expirations

As of December 31, 2022, Magnolia’s total undeveloped acres across its assets that will expire in 2023, 2024, and 2025 are 2,514 gross (2,246 net), 2,665 gross (2,005 net), and 2,312 gross (1,971 net) acres, respectively, unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed. There are no expirations after 2025.

Delivery Commitments

The Giddings Assets are subject to contracts with third-party midstream companies that provide for firm pipeline transportation and gathering and processing services for a portion of the natural gas produced from the Giddings Assets. The delivery commitments require the Company to deliver 6.4 million MMBtu in 2023 and 20.9 million MMBtu thereafter. The Company’s delivery commitments are subject to a standard pipeline demand fee for its reserved capacity amount and a potential shortfall fee if unable to deliver the agreed upon quantity of gas. Magnolia expects to fulfill its commitments with existing proved developed and proved undeveloped reserves, which are regularly monitored to ensure sufficient availability.

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

The Giddings Assets include access to natural gas gathering systems, which allows production to be delivered to third-party natural gas processors. The majority of natural gas production related to the Giddings Assets is currently processed to collect NGLs. Produced natural gas and NGLs are sold to third-party natural gas processors as well as various intrastate and interstate markets on a competitive pricing basis. The Giddings Assets also operated two saltwater disposal wells, including one directly connected via pipe to a central tank battery built in 2022.

Marketing and Customers

For the year ended December 31, 2022, four customers, including their subsidiaries, accounted for 19%, 17%, 14%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2021, four customers, including their subsidiaries, accounted for 22%, 15%, 15%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2020, three customers, including their subsidiaries, accounted for 40%, 17%, and 12% of the Company’s combined oil, natural gas, and NGL revenue.

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

The natural gas production from the Giddings Assets is gathered and processed under acreage dedications with three third-party midstream companies. The natural gas plant residue volumes are sold either to natural gas processors or various third parties utilizing the firm transportation agreement described under “Delivery Commitments.” Residue sales utilizing the firm transportation are at market prices with terms of 12 months or less. The NGL production extracted from the Giddings Assets is sold to third parties pursuant to purchase agreements with varying terms at market prices. Magnolia sells the majority of the oil production from the Giddings Assets to three third parties at market prices, with such purchasers transporting the oil from the lease via trucks under contracts of 12 months or less. The remainder of the oil production from the Giddings Assets is sold to various third-party purchasers at market prices under contracts with terms of 12 months or less.

In addition, Magnolia sells the natural gas production from the Karnes County Assets to various third parties pursuant to the terms of multiple natural gas processing and purchase contracts of varying terms. Such natural gas production is gathered and processed under agreements with terms ranging from month-to-month to the life of the applicable lease agreements. Magnolia transports the majority of its crude oil production from the Karnes County Assets on a gathering agreement with Ironwood Eagle Ford Midstream, LLC that expires in July 2027, which provides an outlet for Magnolia to sell oil production via pipeline from the Karnes County Assets to third-party purchasers at market prices. The majority of the remaining oil production is transported from the lease via trucks at market prices with terms of 12 months or less. The NGL production from the Karnes County Assets is sold to midstream natural gas processors in the Eagle Ford area.

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

COVID-19 Pandemic

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy is experiencing elevated inflation levels as a result of global supply and demand imbalances. Elevated inflation levels have resulted in increased capital and oilfield service costs and continued inflationary pressures and labor shortages could result in further increases to the Company’s operating and capital costs.

Air and Climate Change

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of greenhouse gases or directly imposing a price on carbon has been implemented at the federal level. However, following the U.S. Environmental Protection Agency (the “EPA”) determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and welfare in December 2009, the EPA adopted regulations in 2011 to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. The Biden Administration has also issued several executive orders that have, among others, recommitted the United States to the Paris Agreement, called for a government-wide approach to addressing climate change, and called for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. On November 15, 2021, the EPA proposed a new rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand and strengthen emissions reduction requirements that are currently effective for new, modified and reconstructed oil and natural gas sources. In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. On November 11, 2022, the EPA issued a proposed supplementing rule to the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA is expected to issue a final rule by August 2023. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain. Additional climate-related regulations have been passed by several states, and additional laws may be implemented at the federal, state, or local levels. Please see “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

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

Compliance with existing laws has not had a material adverse effect on operations related to Magnolia’s assets, but if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Magnolia’s assets are located, operators could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells.

Water

The federal Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. On January 18, 2023, the EPA published the final rule which revised the definition of “Waters of the United States”. Magnolia is evaluating the impact of these changes on its operations. To the extent the rule expands the scope of the CWA’s jurisdiction, Magnolia could face increased permitting costs and project delays.

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

OSHA

Magnolia is subject to the requirements of the Occupational Health and Safety Act (“OSHA”) and comparable state statutes whose purpose is to protect the health and safety of workers. Violations can result in civil or criminal penalties as well as required abatement. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act, comparable state statutes, and any implementing regulations require that Magnolia maintain and/or disclose information about hazardous materials used or produced in its operations and that this information be provided to employees, state and local governmental authorities, and citizens.

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

Human Capital Disclosures

Magnolia’s Human Capital Philosophy

The experience and expertise of Magnolia’s employees is critical to the Company’s ability to create value for investors by growing the Company’s asset platform, generating free cash flow, maintaining financial flexibility, and ensuring thoughtful capital allocation. Magnolia seeks to attract, develop, and retain highly qualified individuals who are committed to helping Magnolia enhance its position as an investment of choice with a broad shareholder base, an employer of choice with a winning culture, and an operator of choice with best-in-class assets. The Company’s Nominating and Corporate Governance Committee is responsible for oversight over Magnolia’s ESG policies and practices, which may include but is not limited to those related to certain safety, social responsibility, philanthropy and other human capital issues.

Growing and Supporting the Magnolia Team

To achieve the Company’s goals, Magnolia seeks to attract, develop, and retain highly qualified individuals who will embrace Company values and think like Magnolia owners. On December 31, 2022, Magnolia had 213 employees with 87 of those employees located in the Company’s field offices in Giddings and Gillett, Texas and 126 located at Magnolia’s corporate headquarters in Houston, Texas.

Magnolia offers a workplace flexibility program designed to support its business operations while giving eligible employees flexibility to work where they can be most productive. Under the program, eligible employees in the Houston office can telecommute for up to two days a week, as approved by their leader. The Company provides employees with technology and tools to ensure they can work effectively from home, including monitors, headsets, and cameras.

In 2022, the Company launched an Education Assistance Program designed to provide eligible employees with financial assistance to support their pursuit of a business-related education or professional certification.

Valuing Diversity

Magnolia is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their expertise, experiences, and ideas. A key human capital priority is to hire the most qualified individuals while promoting the Company’s workforce diversity. This commitment to diversity is critical to Magnolia’s culture, reputation, and success.

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

As of December 31, 2022, 25% of Magnolia’s total employee population were female and 30% identified as a minority group, as defined by the U.S. Equal Employment Opportunity Commission. At the Company’s headquarters location in Houston, Texas, 39% of Magnolia’s employees were female and 37% identified as a minority group. At Magnolia’s Giddings and Gillett, Texas locations, combined, 6% of Magnolia’s employees were female and 20% identified as a minority group.

Ensuring the Health and Safety of the Magnolia Team

At Magnolia, safety is a core value, and the Company is committed to taking proactive measures to minimize health and safety risks to employees on all Company worksites. Magnolia tracks key safety metrics, including employee recordables, lost time incidents, total recordable incident rate, and contractor recordables. In addition to these common lagging indicators, the Company also tracks leading indicators such as safety observations and near-miss reports. The Company uses internal and third-party applications to collect and monitor safety data and track its performance against its metrics through the HSER Safety Scorecard and other measures.

The Magnolia Good Catch Program recognizes employees who identify and submit potential safety or environmental issues before they arise. The Company reviews employee submissions each month and provide recognition and monetary awards for the most impactful submission. The Company then recognizes the most significant of these monthly submissions through its yearly Great Catch Awards, where award winners receive recognition and a monetary award.

The Company recognizes that employee training is important to achieving its goals and maintaining safe operations. In 2022, its full-time field employees each received an average of 37 hours of safety training designed to enhance their skills. Team members at the Company’s field locations are assigned computer-based training courses monthly covering a variety of safety and environmental subjects that are pertinent to their daily activities, including electrical safety, respiratory protection, heat stress prevention, and personal protective equipment. Training and skills development continue at Magnolia’s monthly leader-led safety meetings, which are conducted in person at its two field locations or virtually. At these meetings, teams review pertinent safety incidents and corrective actions, discuss specific safety topics in depth, and receive updates on safety performance metrics.

Finally, the Company maintains comprehensive emergency response and crisis communication plans at both the field and corporate level. These plans are based on the standardized Incident Command System. Magnolia conducts periodic simulated emergency situations and corporate-level drills to test these plans and continue to improve its team’s capabilities to respond effectively in the event of an incident at a work location.

Strengthening Local Communities

In support of Magnolia’s commitment to strengthen the local communities where it operates, Magnolia makes a $1,000 donation annually on each employee’s behalf to the charitable organization of their choice. In 2022, employees across the Company directed nearly $193,000 in donations to local and national non-profits. Contributions went to a variety of health and human services organizations, faith-based groups, educational institutions, and charities providing services to children and young adults, among other causes.

In addition to employee-directed contributions, Magnolia’s Field Giving Program provides direct donations to non-profit organizations in local communities where Magnolia operates. In 2022, Magnolia’s field teams donated more than $23,000 to 18 organizations. Organizations supported included local volunteer fire departments and school districts, food banks, and county constable’s offices as well as scholarship funds associated with local rodeos, fairs, and other community events.

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

The Company may face additional risks related to the resurgence of COVID-19 or the emergence of any other pandemic. Any preventative or protective actions that the Company, its customers, or governmental authorities may take in response to COVID-19 or other pandemics may result in a period of disruption, including with respect to the Company’s financial reporting capabilities and its operations generally, and could potentially impact the Company’s customers, distribution partners, and third parties. For example, China’s strict lockdown measures as a result of COVID-19 have put downward pressure on the demand for oil and gas, which may materially and adversely affect Magnolia’s financial condition and results of operations. Any resulting impacts from the resurgence of the COVID-19 pandemic cannot be reasonably estimated, and may materially affect the business and the Company’s financial condition and results of operations. The extent and duration of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including, among others, new information which may emerge concerning the severity of, and the actions to contain or curb the impact of the resurgence of COVID-19 variants thereof, or any other pandemic.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, natural gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. If there is a resurgence of the COVID-19 outbreak, or if variants of COVID-19 continue to emerge, across the United States and other locations across the world and the related responsive measures due to the pandemic are renewed or newly imposed, and if such events reduce demand for oil and natural gas, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

As a result of future storage and/or market shortages, the Company could be forced to temporarily shut in some or all of its production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while the Company constructs or purchases its own facilities or system or is able to locate necessary storage and transportation. If the Company is forced to shut in production, it may incur greater costs to bring the associated production back online. Potential cost increases associated with bringing wells back online may be significant enough that such wells may become non-economic at low commodity price levels, which may lead to decreases in proved reserve estimates and potential impairments and associated charges to earnings. If the Company is able to bring wells back online, there is no assurance that such wells will be as productive following recommencement as they were prior to being shut in. Should sustained periods of lower oil and natural gas prices return, the Company may shut in wells or curtail production.

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
•actions of OPEC, its members, and other state-controlled oil companies relating to oil price and production controls;
•the level of global exploration, development, and production;
•the level of global inventories;
•prevailing prices on local price indexes in the areas in which Magnolia operates;
•the proximity, capacity, cost, and availability of gathering, transportation, and processing facilities;
•localized and global supply, demand fundamentals, and transportation availability;
•the cost of exploring for, developing, producing, and transporting reserves;
•weather conditions and natural disasters;
•inflation rates;
•technological advances affecting energy consumption;
•the price and availability of alternative fuels;
•expectations about future commodity prices; and
•other events that impact global market demand.

Lower commodity prices may reduce Magnolia’s cash flow and borrowing ability. If Magnolia is unable to obtain needed capital or financing on satisfactory terms, its ability to acquire and develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserves volumes due to economic limits. In addition, sustained periods with lower oil and natural gas prices may adversely affect drilling economics and Magnolia’s ability to raise capital, which may require it to re-evaluate and postpone or eliminate its development program, and result in the reduction of some proved undeveloped reserves and related standardized measure. If Magnolia is required to curtail its drilling program, Magnolia may be unable to hold leases that are scheduled to expire, which may further reduce reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect Magnolia’s future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

Inflation may adversely affect Magnolia’s business, results of operations, and financial condition.

Magnolia is in an industry that has experienced inflationary pressures on operating costs - namely fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor, and drilling and completion services. Such inflationary pressures have resulted from supply chain disruptions caused by the COVID-19 pandemic, increased demand, labor shortages and other factors, including the conflict between Russia and Ukraine which began in late February 2022. Supply chain disruptions have been further exacerbated by the recent resurgence of the COVID-19 pandemic in certain parts of China, which resulted in the temporary closure of manufacturing facilities in certain parts of China. While supply chain disruptions and inflation have not materially affected Magnolia’s operating results to date, if Magnolia is unable to pass any increases in its costs of operations along to its customers, it could adversely affect its operating results. In addition, any projected future decreases in Magnolia’s operating results due to inflation could adversely affect Magnolia’s future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

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
•shortages of or delays in obtaining equipment and qualified personnel;
•access to water for hydraulic fracturing activities and waste disposal or recycling services at a reasonable cost and in accordance with applicable environmental regulations;
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

Actual future production, oil prices, natural gas prices, NGL prices, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves may vary from Magnolia’s estimates. For instance, initial production rates reported by Magnolia or other operators may not be indicative of future or long-term production rates, recovery efficiencies may be lower than expected, and production declines may be greater than anticipated and may be more rapid and irregular when compared to initial production rates. In addition, estimates of proved reserves may be adjusted to reflect additional production history, results of development activities, current commodity prices, and other existing factors. Any significant variance could materially affect the estimated quantities and present value of reserves. Moreover, there can be no assurance that reserves will ultimately be produced or that proved undeveloped reserves will be developed within the periods anticipated.

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

The standardized measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. The standardized measure requires historical 12-month pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, and it also may not reflect the actual costs that will be required to produce or develop the oil and natural gas properties. In addition, the Magnolia LLC Unit Holders are generally not subject to U.S. federal, state, or local income taxes other than certain state franchise taxes. Magnolia is subject to U.S. federal, state, and local income taxes. As a result, estimates included in this Annual Report on Form 10-K of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of estimated reserves included in this Annual Report on Form 10-K should not be construed as accurate estimates of the current fair value of such proved reserves.

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

The concentration of Magnolia’s producing properties exposes Magnolia to disproportionate and adverse impacts from extreme regional weather events, which could affect the Company’s suppliers or customers. For example, a significant hurricane or similar weather event could damage refining and other oil and natural gas-related facilities on the Gulf Coast of Texas and Louisiana, which (if significant enough) could limit the availability of gathering and transportation facilities across Texas and could then cause production in the Eagle Ford Shale and Giddings area (including potentially Magnolia’s production) to be curtailed or shut in or (in the case of natural gas) flared. Any of the above-referenced events could have a material adverse effect on Magnolia. Likewise, a weather event like the severe winter storms in Texas in February 2021 could reduce the availability of electrical power, road accessibility, and transportation facilities, which could have an adverse impact on Magnolia’s production volumes. Any one of these factors has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs, and prevent development of lease inventory before expirations. Any of the risks described above could have a material adverse effect on Magnolia’s business, financial condition, results of operations, and cash flow.

In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as Karnes County and Austin Chalk, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of Magnolia’s portfolio of properties, a number of its properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on its results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on Magnolia’s financial condition and results of operations.

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

As of December 31, 2022, Magnolia’s assets contained 31.4 MMboe of proved undeveloped reserves consisting of 9.4 MMBbls of oil, 68.5 Bcf of natural gas, and 10.6 MMBbls of NGLs. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Magnolia’s ability to fund these expenditures is subject to several risks. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves. Delays in the development of reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of the proved undeveloped reserves and future net revenues estimated for such reserves, and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause Magnolia to have to reclassify proved undeveloped reserves as unproved reserves. Furthermore, there is no certainty that Magnolia will be able to convert proved undeveloped reserves to developed reserves, or that undeveloped reserves will be economically viable or technically feasible to produce.

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

Magnolia normally sells its production to a relatively small number of customers, as is customary in the oil and natural gas business. In 2022, there were four purchasers who accounted for an aggregate 61% of the total revenue attributable to Magnolia’s assets. The loss of any significant purchaser could adversely affect Magnolia’s revenues in the short-term. Magnolia expects to depend upon these or other significant purchasers for the sale of most of its oil and natural gas production. Magnolia cannot ensure that it will continue to have ready access to suitable markets for its future oil and natural gas production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, and oilfield services could adversely affect Magnolia’s ability to execute its development plans within its budget and on a timely basis.

The demand for drilling rigs, pipe, and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and gas industry, can fluctuate significantly, often in correlation with oil, natural gas, and NGL prices, causing periodic shortages of supplies and needed personnel. Magnolia’s operations are concentrated in areas in which oilfield activity levels have increased rapidly, and as a result, demand for such drilling rigs, equipment, and personnel, as well as access to transportation, processing, and refining facilities in these areas, have increased, as have the costs for those items. To the extent that commodity prices continue to increase in the future, the demand for and prices of these goods and services are likely to increase, and Magnolia could encounter delays in securing, or an inability to secure, the personnel, equipment, power, services, resources, and facilities access necessary for it to resume or increase

Magnolia’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if it is unable to secure a sufficient number of drilling rigs at reasonable costs, Magnolia may not be able to drill all of its acreage before its leases expire.

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

Magnolia depends on the services of its senior management and technical personnel. Magnolia does not maintain, nor does Magnolia plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of its senior management could have a material adverse effect on Magnolia’s business, financial condition, and results of operations.

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

Magnolia relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting Magnolia’s business and operations. Cyber security risks, including phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise computer and telecommunications systems and result in disruptions to the Company’s business operations or the access, disclosure, or loss of Company data and proprietary information. Additionally, as a producer of oil and natural gas, Magnolia faces various security threats that could render its information or systems unusable, and threats to the security of its facilities and infrastructure or the facilities and infrastructure of third parties, such as gathering and processing and other facilities, refineries and pipelines, or third party technology cloud providers. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information, facilities, infrastructure, and systems essential to its business and operations, as well as data corruption, communication interruptions, or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations, and cash flows.

Magnolia’s implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for its information, systems, facilities, and infrastructure may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring.

Potential future legislation may generally affect the taxation of oil and natural gas exploration and development companies and may adversely affect Magnolia’s future cash flows and results of operations.

From time to time, federal legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in recent federal tax legislation such as the Inflation Reduction Act of 2022 (the “IRA”), Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Magnolia’s future cash flows and results of operations.

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

Magnolia’s operations are subject to a series of risks arising from the threat of climate change.

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of greenhouse gases or directly imposing a price on carbon has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. For example, on November 15, 2021, the EPA published a proposed rule that would strengthen the existing emissions reduction requirements in Subpart OOOOa and create a Subpart OOOOb to expand reduction requirements for new, modified and reconstructed oil and natural gas sources, and would impose methane emissions limitations on existing oil and natural gas sources nationwide for the first time. In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. On November 11, 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters”. The EPA is expected to issue a final rule by August 2023. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain.

Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by at least 50% below 2005 levels by 2030. In addition, at the 26th conference of parties (“COP26”) in September 2021, the United States and the European Union jointly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. Most recently, at the 27th conference of parties, President Biden announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources (discussed above), and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. To the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and gas industry, it could have a material adverse effect on the Company’s business, including by restricting Magnolia’s ability to execute on its business strategy, requiring additional capital, compliance, operating and maintenance costs, increasing the cost of Magnolia’s products and services, reducing demand for its products and services, reducing its access to financial markets, or creating greater potential for governmental investigations or litigation.

Furthermore, climate change-related developments may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks associated with exploration and production activities. Negative public perception regarding the

Company and/or its industry resulting from, among other things, concerns raised by advocacy groups about climate change, emissions, hydraulic fracturing, seismicity, or oil spills may lead to increased litigation risk and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits Magnolia needs to conduct the Company’s operations to be withheld, delayed, or burdened by requirements that restrict the Company’s ability to profitably conduct the Company’s business. In addition, various officials and candidates at the federal, state, and local levels, have made climate-related pledges or proposed banning hydraulic fracturing altogether. More broadly, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in increases in the Company’s compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation).

Increasing attention from governmental and regulatory bodies, investors, consumers, industry, and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies), as well as more efficient products and services. These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, the products that Magnolia sells. Such developments may also adversely impact, among other things, the Company’s stock price and access to capital markets, and the availability of necessary third-party services and facilities, which may increase the Company’s operational costs and adversely affect the Company’s ability to successfully carry out the Company’s business strategy. Climate change-related developments may also impact the market prices of or the Company’s access to raw materials such as energy and water and therefore result in increased costs to the Company’s business. Concern over climate change has also resulted in political risks in the United States, including climate-related pledges by certain candidates now in public office. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While the Company’s business is not a party to any such litigation, Magnolia could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact the Company’s operations and could have an adverse impact on the Company’s financial condition.

Negative perceptions regarding the Company’s industry and reputational risks, including perceptions regarding the sufficiency of the Company’s ESG program (which may include policies, practices, and extralegal objectives related to climate change, environmental stewardship, social responsibility, and corporate governance), may also in the future adversely affect the Company’s ability to successfully carry out the Company’s business strategy by adversely affecting Magnolia’s access to capital. There have been efforts in recent years, for example, to influence the investment community, including investment advisors, insurance companies, and certain sovereign wealth, pension and endowment funds and other groups, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Certain financial institutions and members of the investment community have shifted and others may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Institutional lenders who provide financing to energy companies such as the Company’s have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Ultimately, this could make it more difficult to secure funding for exploration and production activities or adversely impact the cost of capital for both the Company and its customers, and could thereby adversely affect the demand and price of the Company’s securities. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Limitation of investments in and financings for energy companies could also result in the restriction, delay, or cancellation of infrastructure projects and energy production activities. Additionally, shareholder activism has been recently increasing in the oil and gas industry, and shareholders may attempt to effect changes to Magnolia’s business or governance, whether by shareholder proposals, public campaigns, proxy solicitations, or otherwise. Such actions could adversely impact the Company’s business by distracting management and other personnel from their primary responsibilities, require the Company to incur increased costs, and/or result in reputational harm. Activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive industries. As noted above, activists may also pursue other means of curtailing oil and natural gas operations, such as through litigation. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including Magnolia’s. This may also potentially result in a reduction of available capital funding for potential development projects, impacting the Company’s future financial results.

Many scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce significant physical effects of adverse weather conditions that pose risks to Magnolia’s business, such as increased frequency and severity of storms, droughts, and floods, among other climatic phenomena. These physical effects could adversely affect or delay demand for the Company’s products or cause us to incur significant costs in preparing for, or responding to, the effects of climatic events themselves. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes and adversely impact Magnolia’s operating costs or revenues. To the extent the frequency of extreme weather events increases, this could impact operations in various ways, including damage to the Company’s facilities, increased insurance premiums or increases to the cost of providing service. Any of these effects could have an adverse effect on the Company’s assets and operations. See “Magnolia’s producing properties are predominantly located in South Texas, making Magnolia vulnerable to risks associated with operating in a limited geographic area.”

New climate disclosure rules proposed by the SEC may increase Magnolia’s costs of compliance and adversely impact its business.

On March 21, 2022, the U.S. Securities and Exchange Commission proposed new rules relating to the disclosure of a range of climate-related risks. Magnolia is currently assessing the proposed rule, but at this time cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. According to the SEC’s Fall 2022 regulatory agenda, the proposed climate disclosure rule is scheduled to be finalized in April 2023. To the extent this rule is finalized as proposed, Magnolia could incur increased costs relating to the assessment and disclosure of climate-related risks, including increased legal, accounting and financial compliance costs, as well as making some activities more difficult, time-consuming and costly, and placing strain on Magnolia’s personnel, systems and resources. Magnolia may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. The SEC proposes certain phase-in compliance dates for disclosures under the proposed rules, including for GHG emissions metrics.

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays in the completion of oil and natural gas wells, and adversely affect Magnolia’s production.

The hydraulic fracturing process involves the injection of water, proppants, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. It is typically done at substantial depths in formations with low permeability. Magnolia routinely uses fracturing techniques in the U.S. to expand the available space for oil and natural gas to migrate toward the wellbore. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but certain federal agencies have asserted regulatory authority over certain aspects of the process, including air emissions, fracturing fluid constituents, and wastewater disposal, among others.

From time to time the U.S. Congress has considered proposals to regulate hydraulic fracturing under the U.S. Safe Drinking Water Act. While, to date, those proposals have not been enacted, such proposals may be considered again in the future. Several states have already enacted or are otherwise considering legislation to regulate hydraulic fracturing practices through more stringent permitting, fluid disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal via injection wells are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to seismic events. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing or are considering doing so. The adoption of any new federal, state, or local laws or the implementation of regulations regarding hydraulic fracturing in areas in which the Company operates could result in operational delays, increased compliance costs, or a decrease in Magnolia’s production, which could have an adverse effect on the Company’s business, financial condition, and results of operations.

Risks Related to Financing and Liquidity

Magnolia may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy debt obligations, which may not be successful.

Magnolia’s ability to make scheduled payments on or to refinance its indebtedness obligations depends on Magnolia’s financial condition and operating performance, which are subject to financial, business, and other factors, many of which are beyond Magnolia’s control. Magnolia may not be able to maintain a level of cash flow from operating activities sufficient to permit Magnolia to service or repay its indebtedness. Failure to make required payments on its indebtedness will result in an event of default under the agreement governing the applicable indebtedness, entitling the requisite lenders of such indebtedness to accelerate the payment of obligations thereunder and to exercise other remedies, including in respect of collateral (if any) securing such indebtedness. As of December 31, 2022, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility and $450.0 million of borrowing capacity of the RBL Facility.

If Magnolia is unable to fund its debt service obligations, Magnolia may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance existing indebtedness, all of which will depend on the condition of the capital markets and Magnolia’s financial condition at such time. Any refinancing of indebtedness may be at higher interest rates and may require Magnolia to comply with more onerous covenants, which could further restrict business operations. The terms of Magnolia’s existing or future debt instruments may restrict it from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely harm Magnolia’s ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, Magnolia could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The RBL Facility and the indenture governing the 2026 Senior Notes limit Magnolia’s ability to dispose of assets and use the proceeds from such dispositions. Magnolia may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit Magnolia to meet scheduled debt service obligations.

Restrictions in Magnolia’s existing and future debt agreements could limit Magnolia’s growth and ability to engage in certain activities.

Magnolia’s ability to meet its expenses and debt obligations and comply with the covenants and restrictions contained therein will depend on its future performance, which will be affected by financial, business, economic, industry, regulatory, and other factors, many of which are beyond Magnolia’s control. If market or other economic conditions deteriorate, Magnolia’s ability to comply with these covenants may be impaired. For example, Magnolia’s RBL Facility requires Magnolia to maintain quarterly compliance with a leverage and current ratio and the satisfaction of certain conditions, including the absence of defaults and events of default thereunder, to borrow money. The RBL Facility also limits Magnolia Operating’s ability to draw additional amounts under the RBL Facility if Magnolia Operating has a consolidated cash balance in excess of $45.0 million. Magnolia’s debt agreements may restrict the payment of dividends and distributions by certain of its subsidiaries to it, which could affect its access to cash. In addition, Magnolia’s ability to comply with the financial and other restrictive covenants in the agreements governing its indebtedness will be affected by the levels of cash flow from operations, future events, and other circumstances beyond Magnolia’s control. Breach of these covenants or restrictions will result in a default under Magnolia’s debt agreements, which if not cured or waived within the applicable grace period (if any), would permit the acceleration of all indebtedness outstanding thereunder by the requisite holders of such indebtedness. Upon acceleration, the indebtedness would become immediately due and payable, together with accrued and unpaid interest, and any commitments of a lender to make further loans to Magnolia may terminate. Even if new financing were then available, it may not be on terms that are acceptable to Magnolia. In addition to accelerating the indebtedness, the requisite group of affected lenders may exercise remedies upon the incurrence of an event of default, including through foreclosure, in respect of the collateral securing any such secured financing arrangements. Moreover, any subsequent replacement of Magnolia’s financing arrangements may require it to comply with more restrictive covenants, which could further restrict business operations.

Any significant reduction in Magnolia’s borrowing base under the RBL Facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact Magnolia’s ability to fund its operations.

The RBL Facility limits the amounts Magnolia can borrow up to a borrowing base amount, which the lenders determine, in good faith, in accordance with their respective usual and customary oil and natural gas lending criteria, based upon the loan value of the proved oil and natural gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders. As of December 31, 2022, the Company had $450.0 million of borrowing base capacity and no borrowings.

The RBL Facility requires periodic borrowing base redeterminations based on reserve reports. Additionally, the borrowing base is subject to unscheduled reductions due to certain issuances of new junior lien indebtedness, unsecured indebtedness or subordinated indebtedness, certain sales or acquisitions of borrowing base properties, or early monetizations or terminations of certain hedge or swap positions. An unscheduled redetermination may also be requested by either the requisite lenders or by Magnolia once between scheduled redeterminations. A reduced borrowing base could render Magnolia unable to access adequate funding under the RBL Facility. Additionally, if the aggregate amount outstanding under the RBL Facility exceeds the borrowing base at any time, Magnolia would be required to repay any indebtedness in excess of the borrowing base or to provide mortgages on additional borrowing base properties to eliminate such excess. As a result of a mandatory prepayment and/or reduced access to funds under the RBL Facility, Magnolia may be unable to implement its drilling and development plan, make acquisitions, or otherwise carry out business plans, which would have a material adverse effect on its financial condition and results of operations.

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

Risks Related to Magnolia’s Class A Common Stock and Capital Structure

Magnolia is a holding company. Magnolia’s principal asset is its controlling equity interest in Magnolia LLC, and Magnolia is accordingly dependent upon distributions from Magnolia LLC to pay taxes and cover its corporate and other overhead expenses.

Magnolia is a holding company and its principal asset is its controlling equity interest in Magnolia LLC. Magnolia has no independent means of generating revenue. To the extent Magnolia LLC has available cash, Magnolia intends to cause Magnolia LLC to make (i) generally pro rata distributions to its unitholders, including Magnolia, in an amount at least sufficient to allow Magnolia to pay its taxes and (ii) non-pro rata payments to Magnolia to reimburse it for its corporate and other overhead expenses. As of December 31, 2022, the Company had $450.0 million of borrowing base capacity and no borrowings during the year or outstanding at the end of the period, and therefore there were no restrictions under the RBL Facility on the ability of Magnolia LLC and its subsidiaries to transfer funds to Magnolia. To the extent that Magnolia needs funds and Magnolia LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any financing arrangements, or are otherwise unable to provide such funds, Magnolia’s liquidity and financial condition could be materially adversely affected.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Magnolia’s Executive Officers and Directors

The following table sets forth, as of February 16, 2023, the names, ages, and positions held by Magnolia’s executive officers and directors:

Name	Age	Position
Christopher G. Stavros	59	President, Chief Executive Officer and Director
Brian M. Corales	43	Senior Vice President and Chief Financial Officer
Timothy D. Yang	51	Executive Vice President, General Counsel, Corporate Secretary and Land
Steve F. Millican	47	Senior Vice President, Operations
Dan F. Smith	76	Chairman
Arcilia C. Acosta	57	Director
Angela M. Busch	56	Director
Edward P. Djerejian	83	Director
James R. Larson	73	Director
John B. Walker	77	Director

Christopher G. Stavros is Magnolia’s President and Chief Executive Officer, and serves as a member of the Company’s board of directors. Before taking this position he served as Magnolia’s Executive Vice President and Chief Financial Officer since the closing of the Business Combination. Prior to joining the Company, Mr. Stavros was the Chief Financial Officer of Occidental Petroleum Corporation (“Occidental”), whose principal businesses consist of oil and gas, chemical and midstream, and marketing segments. Mr. Stavros served in this position from 2014 to 2017, having previously served in various investor relations and treasury roles at Occidental since 2005.

Brian M. Corales serves as Magnolia’s Senior Vice President and Chief Financial Officer. Prior this appointment, Mr. Corales served as the Company’s Vice President, Investor Relations since November 2018. Prior to joining the Company in November 2018, Mr. Corales was a senior analyst at Johnson Rice & Co. and previously spent 15 years in positions at other investment banks, including as a director at Scotia Howard Weil from October 2009 to February 2018, where he covered E&P companies with a range of market caps located in various basins throughout the United States.

Timothy D. Yang serves Magnolia as Executive Vice President, General Counsel, Corporate Secretary and Land. Mr. Yang joined Magnolia in September 2018. Prior to joining Magnolia, Mr. Yang served as General Counsel and Corporate Secretary of Newfield Exploration Company, an independent exploration and production company, from July 2015 through September 2018, and as General Counsel, Chief Compliance Officer, and Secretary of Sabine Oil & Gas Corporation from February 2013 to July 2015.

Steve F. Millican serves as Senior Vice President, Operations for Magnolia, a position he has held since November 2018. Prior to joining the Company, Mr. Millican was Senior Vice President and General Manager of the South Texas Region for EnerVest Operating Company since July 2016, and he held various reservoir engineering positions at EnerVest from 2008 to 2016.

Dan F. Smith has served as a Director on Magnolia’s board since 2018 and as its Chairman since 2022. He is a retired Chief Executive Officer of Lyondell Chemical Company, which operated in the chemicals, polymers and fuels business segments, and its wholly owned subsidiaries Millennium Chemicals Inc. and Equistar Chemicals, LP., a position he held from December 1996 until his retirement in December 2007. Mr. Smith is currently a director and Chairman of the board of Orion Engineered Carbons, S.A.

Arcilia C. Acosta is the Chief Executive Officer of CARCON Industries & Construction, a full-service construction firm, and is also the founder and Chief Executive Officer of Southwestern Testing Laboratories (STL Engineers), a geotechnical engineering and construction materials testing firm, both of which are based in Dallas, Texas.

Angela M. Busch currently serves as the Executive Vice President of Corporate and Business Development for Ecolab Inc., a global leader in water, hygiene, and energy technologies and services, where she is responsible for acquisitions, divestitures, and alliances in support of Ecolab’s strategic objectives related to its global portfolio of businesses and activities.

Edward P. Djerejian served in the U.S. Foreign Service for eight presidents, from John F. Kennedy in 1962 to William J. Clinton in 1994. After his retirement from government service in 1994, he became the founding director of Rice University’s Baker Institute for Public Policy, a premier nonpartisan public policy think tank, which he led for 28 years until June 2022.

James R. Larson has served as an independent director of CSI Compressco GP LLC and its predecessor CSI Compressco GP Inc., general partner of CSI Compressco L.P., a provider of compression services and equipment for oil and natural gas production, gathering, transportation, processing, and storage, and as Chairman of its Audit Committee since July 2011, and served as a member of its Conflicts Committee from April 2012 until January 2021 and as Chairman of its Conflicts Committee since August 2021. Mr. Larson retired in January 2006 from his position as senior vice president of Anadarko Petroleum Corporation (“Anadarko”), an independent exploration and production company, and he held various tax and financial positions within Anadarko upon joining the company in 1981.

John B. Walker is Executive Chairman of EnerVest, Ltd., a position he has held since December 2020. He previously served as EnerVest’s Chief Executive Officer since its formation in 1992. Mr. Walker served as Chairman of the Independent Petroleum Association of America from 2003 to 2005 and served on the board of Petrologistics LP from 2012 until 2014. Mr. Walker serves on the Board of Regents of the Texas Tech University System.

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

Holders

As of February 10, 2023, there were 12 holders of record of Magnolia’s Class A Common Stock, and 5 holders of record of the Company’s Class B Common Stock, par value $0.0001 per share.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s share repurchase activities for the year ended December 31, 2022:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Common Shares that May Yet be Purchased Under the Program
January 1, 2022 - September 30, 2022 (2)	7,115,815	$21.87	6,565,000	9,267,455
October 1, 2022 - October 31, 2022	600	20.99	600	9,266,855
November 1, 2022 - November 30, 2022	—	—	—	9,266,855
December 1, 2022 - December 31, 2022	399,750	23.25	399,750	8,867,105
Total	7,516,165	$21.94	6,965,350	8,867,105
(1)As of December 31, 2022, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.
(2)The company repurchased 0.6 million shares of Class A Common Stock for $11.6 million in a privately negotiated transaction with EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the year ended December 31, 2022, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 7.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $187.3 million at an average price of $23.56 per share. There is no public market for the Class B Common Stock. For further detail, see Note 12—Stockholders’ Equity in the Notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return for the Company’s Class A Common Stock to that of the Standard and Poor’s (“S&P”), 500 Index and the S&P 500 Oil & Gas Exploration and Production Index. “Cumulative total return” means the change in share price of the Company’s Class A Common Stock during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s Class

A Common Stock and in each of the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index on December 31, 2017.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MAGNOLIA OIL AND GAS, THE S&P 500 INDEX, AND THE S&P 500 OIL & GAS EXPLORATION AND PRODUCTION INDEX

Index Values ($)
260
240
220
200
180
160
140
120
100
80
60
40
20
0
Initial
2018
2019
2020
2021
2022
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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid reserves that operates in one reportable segment located in the United States. The Company’s oil and natural gas properties are located primarily in Karnes County and the Giddings area in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. The Company’s allocation of capital prioritizes reinvesting in its business to achieve moderate and predictable annual volume growth, balanced with returning capital to its shareholders through dividends and share repurchases.

Magnolia’s business model prioritizes prudent and disciplined capital allocation, free cash flow, and financial stability. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low financial leverage. As of December 31, 2022, Magnolia operated two rigs. The Company’s gradual and measured approach toward the development of the Giddings area has created operating efficiencies leading to higher production growth in 2022.

Market Conditions Update

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy is experiencing elevated inflation levels as a result of global supply and demand imbalances. Elevated inflation levels have resulted in increased capital and oilfield service costs and continued inflationary pressures and labor shortages could result in further increases to the Company’s operating and capital costs.

Business Overview

As of December 31, 2022, Magnolia’s assets in South Texas included 43,022 gross (23,259 net) acres in the Karnes area and 645,011 gross (458,756 net) acres in the Giddings area. As of December 31, 2022, Magnolia held an interest in approximately 2,131 gross (1,366 net) wells, with total production of 75.4 thousand barrels of oil equivalent per day (“Mboe/d”) for the year ended December 31, 2022. As of December 31, 2022, Magnolia was running a two-rig program.

Magnolia recognized net income attributable to Class A Common Stock of $893.8 million, or $4.71 per diluted common share, for the year ended December 31, 2022. Magnolia also recognized net income of $1,050.2 million, which includes noncontrolling interest of $156.4 million for the year ended December 31, 2022.

As of December 31, 2022, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. During the year ended December 31, 2022, the Company repurchased 7.0 million shares of Class A Common Stock under the program at a weighted average price of $22.02, for a total cost of approximately $153.3 million. During the year ended December 31, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the year ended December 31, 2022, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled 7.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $187.3 million of cash consideration. During the same period, the Magnolia LLC Unit Holders redeemed 19.5 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. As of December 31, 2022, Magnolia owned approximately 89.8% of the interest in Magnolia LLC and the noncontrolling interest was 10.2%.
Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•On February 16, 2022, Magnolia Operating, as borrower, amended and restated the original RBL Facility in its entirety, which will now mature in February 2026.

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

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

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

	Years Ended
(In thousands, except per unit data)	December 31, 2022	December 31, 2021
Production:
Oil (MBbls)	12,189	11,190
Natural gas (MMcf)	50,660	43,436
NGLs (MBbls)	6,874	5,669
Total (Mboe)	27,506	24,099

Average daily production:
Oil (Bbls/d)	33,394	30,659
Natural gas (Mcf/d)	138,796	119,003
NGLs (Bbls/d)	18,833	15,532
Total (boe/d)	75,360	66,025

Revenues:
Oil revenues	$1,158,006	$747,896
Natural gas revenues	301,494	172,648
Natural gas liquids revenues	234,993	157,807
Total revenues	$1,694,493	$1,078,351

Average Price:
Oil (per barrel)	$95.01	$66.83
Natural gas (per Mcf)	5.95	3.97
NGLs (per barrel)	34.18	27.84

Oil revenues were 68% and 69% of the Company’s total revenues for the years ended December 31, 2022 and 2021, respectively. Oil production was 44% and 46% of total production volume for the years ended December 31, 2022 and 2021, respectively. Oil revenues for the year ended December 31, 2022 were $410.1 million higher than the year ended December 31, 2021. A 42% increase in average prices increased revenues for the year ended December 31, 2022 by $315.3 million compared to the same period in the prior year, and a 9% increase in oil production increased revenue $94.8 million.

Natural gas revenues were 18% and 16% of the Company’s total revenues for the years ended December 31, 2022 and 2021, respectively. Natural gas production was 31% and 30% of total production volume for the years ended December 31, 2022 and 2021, respectively. Natural gas revenues for the year ended December 31, 2022 were $128.8 million higher than the year ended December 31, 2021. A 50% increase in average prices increased revenues for the year ended December 31, 2022 by $85.8 million compared to the same period in the prior year, and a 17% increase in natural gas production increased revenue $43.0 million.

NGL revenues were 14% and 15% of the Company’s total revenues for the years ended December 31, 2022 and 2021, respectively. NGL production was 25% and 24% of total production volume for the years ended December 31, 2022 and 2021, respectively. NGL revenues for the year ended December 31, 2022 were $77.2 million higher than the year ended December 31, 2021. A 23% increase in average prices increased revenues for the year ended December 31, 2022 by $36.0 million compared to the same period in the prior year, and a 21% increase in NGL production increased revenue $41.2 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Years Ended
(In thousands, except per unit data)	December 31, 2022	December 31, 2021
Operating Expenses:
Lease operating expenses	$131,513	$93,021
Gathering, transportation, and processing	64,754	45,535
Taxes other than income	94,031	55,834
Exploration expenses	11,586	4,125
Asset retirement obligations accretion	3,245	4,929
Depreciation, depletion and amortization	243,152	187,688
Amortization of intangible assets	—	9,346
General and administrative expenses	72,426	75,279
Total operating costs and expenses	$620,707	$475,757

Other Income (Expense):
Interest expense, net	$(23,442)	$(31,002)
Loss on derivatives, net	—	(3,110)
Other income, net	6,543	85
Total other expense, net	$(16,899)	$(34,027)

Average Operating Costs per boe:
Lease operating expenses	$4.78	$3.86
Gathering, transportation, and processing	2.35	1.89
Taxes other than income	3.42	2.32
Exploration expenses	0.42	0.17
Asset retirement obligations accretion	0.12	0.20
Depreciation, depletion and amortization	8.84	7.79
Amortization of intangible assets	—	0.39
General and administrative expenses	2.63	3.12

Lease operating expenses are the costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the year ended December 31, 2022 were $38.5 million, or $0.92 per boe, higher than the year ended December 31, 2021 primarily due to an increase in costs including operating and maintenance costs, workover activities and additional non-operated activities.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the year ended December 31, 2022 were $19.2 million, or $0.46 per boe, higher than the year ended December 31, 2021 primarily due to increased natural gas production and higher prices.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the year ended December 31, 2022 were $38.2 million, or $1.10 per boe, higher than the year ended December 31, 2021 primarily due to an increase in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the year ended December 31, 2022 were $7.5 million, or $0.25 per boe, higher than the year ended December 31, 2021, due to the purchase of seismic licenses and increased seismic surveying costs.

Depreciation, depletion and amortization (“DD&A”) during the year ended December 31, 2022 was $55.5 million, or $1.05 per boe, higher than the year ended December 31, 2021 due to increased production and a higher depreciable cost basis.

For the year ended December 31, 2022, the Company did not recognize any amortization of intangible assets, because the intangible assets were fully amortized in June 2021 as a result of the termination of the Non-Compete. During the year ended December 31, 2021, the Company recognized $9.3 million of amortization of intangible assets.

General and administrative expenses during the year ended December 31, 2022 were $2.9 million, or $0.49 per boe, lower than the year ended December 31, 2021, primarily driven by the reduction in costs related to the termination of the Services Agreement on June 30, 2021, partially offset by higher corporate payroll expenses related to increased employee headcount and professional service fees.

Interest expense, net, during the year ended December 31, 2022 was $7.6 million lower than the year ended December 31, 2021, driven by higher interest income realized during the year.

Other income, net during the year ended December 31, 2022 was $6.5 million. This is primarily comprised of the receipt of an earnout payment in the second quarter of 2022 associated with the sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream, LLC in 2020.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	For the Years Ended
(In thousands)	December 31, 2022	December 31, 2021
Current income tax expense	$72,358	$8,851
Deferred income tax benefit	(65,720)	—
Income tax expense	$6,638	$8,851

For the year ended December 31, 2022, income tax expense was $2.2 million lower than the year ended December 31, 2021, comprised of movements in both current and deferred income taxes. Current income tax expense increased $63.5 million year over year due to higher taxable income, a higher controlling interest, and a lower utilization of net operating loss carryforwards. The increase in current income tax expense was offset by the $65.7 million increase in deferred income tax benefit from the release of the valuation allowance against the Company’s deferred tax assets.

Valuation allowances for deferred tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of December 31, 2022, the Company’s total deferred tax assets were $162.8 million. Management assessed whether it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of December 31, 2022, the Company concluded that it is more likely than not that it will be able to realize all of its deferred tax assets and that a valuation allowance is no longer necessary. See Note 11—Income taxes in the Notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Liquidity and Capital Resources

Magnolia’s primary source of liquidity and capital has been its cash flows from operations. The Company’s primary uses of cash have been for development of the Company’s oil and natural gas properties, returning capital to shareholders, bolt-on acquisitions of oil and natural gas properties, and general working capital needs.

The Company may also utilize borrowings under other various financing sources available to Magnolia, including its RBL Facility and the issuance of equity or debt securities through public offerings or private placements, to fund Magnolia’s acquisitions and long-term liquidity needs. Magnolia’s ability to complete future offerings of equity and debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and the Company’s financial condition.

Material cash commitments include $24.0 million in interest payments paid each year through 2026, along with contractual obligations discussed in Note 10—Commitments and Contingencies in the Notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The Company anticipates its current cash balance, cash flows from operations, and its available sources of liquidity to be sufficient to meet the Company’s cash requirements. In the event of a sustained market deterioration, Magnolia may need additional liquidity, which would require the Company to evaluate available alternatives and take appropriate actions.

As of December 31, 2022, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of December 31, 2022, the Company has $1,125.4 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, and $675.4 million of cash and cash equivalents. As of December 31, 2022, the Company’s Adjusted Consolidated Net Tangible Asset, as calculated in accordance with the Company’s Indenture relating to its 2026 Senior Notes, was approximately $5.9 billion.

Cash and Cash Equivalents

At December 31, 2022, Magnolia had $675.4 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$1,296,687	$788,477

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(90,126)	$(18,345)
Additions to oil and natural gas properties	(465,139)	(236,426)
Changes in working capital associated with additions to oil and natural gas properties	37,987	13,568
Class A Common Stock repurchases	(164,913)	(125,641)
Class B Common Stock purchases and cancellations	(187,273)	(171,671)
Non-compete settlement	—	(42,073)
Dividends paid	(75,198)	(14,131)
Distributions to noncontrolling interest owners	(29,362)	(7,207)
Other	(14,204)	(12,130)
Net uses of cash and cash equivalents	(988,228)	(614,056)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$308,459	$174,421

Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short term and long term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings or net losses, with the exception of certain non-cash expenses such as DD&A, stock based compensation, amortization of deferred financing costs, the non-cash portion of exploration expenses, impairment of oil and natural gas properties, asset retirement obligations accretion, and deferred taxes.

Net cash provided by operating activities totaled $1,296.7 million and $788.5 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, cash provided by operating activities was positively impacted by increased oil, natural gas, and NGL prices partially offset by higher operating expenses.

Uses of Cash and Cash Equivalents

Acquisitions

During the year ended December 31, 2022, the Company completed various leasehold, mineral rights, and property acquisitions of certain oil and natural gas assets totaling $90.1 million, subject to customary closing adjustments. The Company made individually immaterial bolt-on acquisitions during the year ended December 31, 2021.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the years ended December 31, 2022 and 2021.

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021
Drilling and completion	$459,837	$231,904
Leasehold acquisition costs	5,302	4,522
Total capital expenditures	$465,139	$236,426

As of December 31, 2022, Magnolia was running a two-rig program. The activity during the year ended December 31, 2022 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of December 31, 2022, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the years ended December 31, 2022 and 2021, the Company repurchased 7.0 million and 8.7 million shares under this authorization, for a total cost of approximately $153.3 million and $125.6 million, respectively.

During the year ended December 31, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the year ended December 31, 2022, Magnolia LLC repurchased and subsequently canceled 7.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $187.3 million of cash consideration. As of December 31, 2022, Magnolia owned approximately 89.8% of the interest in Magnolia LLC and the noncontrolling interest was 10.2%.

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

During the year ended December 31, 2022, the Company declared cash dividends to holders of its Class A Common Stock totaling $75.4 million, of which $75.2 million was paid as of December 31, 2022. Additionally, $14.3 million was distributed to the Magnolia LLC Unit Holders. During the year ended December 31, 2021, the Company declared cash dividends to holders of its Class A Common Stock totaling $14.2 million, of which $14.1 million was paid as of December 31, 2021. Additionally, $4.8 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

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

Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those that are directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2022, that are included in this Annual Report, are planned to be developed within one year.

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

Magnolia has elected not to disclose probable and possible reserves in this filing.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At December 31, 2022, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the year ended December 31, 2022 would have increased (decreased) the Company’s revenues by approximately $12.2 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2022 would have increased (decreased) Magnolia’s revenues by approximately $5.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magnolia Oil & Gas Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties

As discussed in Note 1 to the consolidated financial statements, the Company depreciates, depletes, and amortizes its proved oil and natural gas properties using the unit-of-production method. For the year ended December 31, 2022, the Company recorded depreciation, depletion and amortization expense of $243 million. The estimation of proved oil and natural gas reserves requires the expertise of reservoir engineering specialists, who take into consideration future production, future operating and capital costs, and historical oil and natural gas prices inclusive of price differentials. The Company engages independent reservoir engineering specialists to estimate proved oil and natural gas reserves, which are an input to the calculation of depreciation, depletion, and amortization.

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
February 16, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Magnolia Oil & Gas Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 16, 2023

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$675,441	$366,982
Accounts receivable	170,770	149,769
Drilling advances	3,484	615
Other current assets	1,052	552
Total current assets	850,747	517,918
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	2,940,011	2,381,812
Other	8,991	7,036
Accumulated depreciation, depletion and amortization	(1,415,973)	(1,172,761)
Total property, plant and equipment, net	1,533,029	1,216,087
OTHER ASSETS
Deferred financing costs, net	5,636	3,701
Deferred tax assets	162,792	—
Other long-term assets	20,381	9,036
Total other assets	188,809	12,737
TOTAL ASSETS	$2,572,585	$1,746,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$202,846	$127,909
Other current liabilities (Note 6)	137,427	90,636
Total current liabilities	340,273	218,545
LONG-TERM LIABILITIES
Long-term debt, net	390,383	388,087
Asset retirement obligations, net of current	95,129	89,715
Other long-term liabilities	6,609	5,146
Total long-term liabilities	492,121	482,948
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 213,727 shares issued and 192,043 shares outstanding in 2022 and 193,437 shares issued and 179,270 shares outstanding in 2021	21	19
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 21,827 shares issued and outstanding in 2022 and 49,293 shares issued and outstanding in 2021	2	5
Additional paid-in capital	1,719,875	1,689,500
Treasury Stock, at cost, 21,684 shares and 14,168 shares in 2022 and 2021, respectively	(329,512)	(164,599)
Retained earnings (accumulated deficit)	185,669	(708,168)
Noncontrolling interest	164,136	228,492
Total equity	1,740,191	1,045,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,572,585	$1,746,742

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
REVENUES
Oil revenues	$1,158,006	$747,896	$421,520
Natural gas revenues	301,494	172,648	70,416
Natural gas liquids revenues	234,993	157,807	49,367
Total revenues	1,694,493	1,078,351	541,303
OPERATING EXPENSES
Lease operating expenses	131,513	93,021	79,192
Gathering, transportation, and processing	64,754	45,535	35,442
Taxes other than income	94,031	55,834	31,250
Exploration expenses	11,586	4,125	567,333
Impairment of oil and natural gas properties	—	—	1,381,258
Asset retirement obligations accretion	3,245	4,929	5,718
Depreciation, depletion and amortization	243,152	187,688	283,353
Amortization of intangible assets	—	9,346	14,505
General and administrative expenses	72,426	75,279	68,918
Total operating expenses	620,707	475,757	2,466,969

OPERATING INCOME (LOSS)	1,073,786	602,594	(1,925,666)

OTHER INCOME (EXPENSE)
Income from equity method investee	—	—	2,113
Interest expense, net	(23,442)	(31,002)	(28,698)
Gain (loss) on derivatives, net	—	(3,110)	565
Other income, net	6,543	85	3,363
Total other expense, net	(16,899)	(34,027)	(22,657)

INCOME (LOSS) BEFORE INCOME TAXES	1,056,887	568,567	(1,948,323)
Income tax expense (benefit)	6,638	8,851	(79,340)
NET INCOME (LOSS)	1,050,249	559,716	(1,868,983)
LESS: Net income (loss) attributable to noncontrolling interest	156,412	142,434	(660,593)
NET INCOME (LOSS) ATTRIBUTABLE TO CLASS A COMMON STOCK	$893,837	$417,282	$(1,208,390)

NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
Basic	$4.73	$2.38	$(7.27)
Diluted	$4.71	$2.36	$(7.27)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	187,433	174,364	166,270
Diluted	187,901	175,360	166,270

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2019	168,319	$17	85,790	$9	$1,703,362	1,000	$(10,277)	$82,940	$1,776,051	$952,478	$2,728,529
Stock based compensation expense, net of forfeitures	—	—	—	—	6,616	—	—	—	6,616	3,413	10,029
Changes in ownership interest adjustment	—	—	—	—	3,088	—	—	—	3,088	(3,088)	—
Common stock issued related to stock based compensation and other, net	436	—	—	—	(522)	—	—	—	(522)	(270)	(792)
Class A Common Stock repurchases	—	—	—	—	—	4,475	(28,681)	—	(28,681)	—	(28,681)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(680)	(680)
Net loss	—	—	—	—	—	—	—	(1,208,390)	(1,208,390)	(660,593)	(1,868,983)
Balance, December 31, 2020	168,755	$17	85,790	$9	$1,712,544	5,475	$(38,958)	$(1,125,450)	$548,162	$291,260	$839,422
Stock based compensation expense, net of forfeitures	—	—	—	—	8,629	—	—	—	8,629	3,107	11,736
Changes in ownership interest adjustment	—	—	—	—	15,884	—	—	—	15,884	(15,884)	—
Common stock issued related to stock based compensation and other, net	810	—	—	—	(3,566)	—	—	—	(3,566)	(1,231)	(4,797)
Class A Common Stock repurchases	—	—	—	—	—	8,693	(125,641)	—	(125,641)	—	(125,641)
Class B Common Stock purchases and cancellations	—	—	(13,000)	(2)	2	—	—	—	—	(171,671)	(171,671)
Non-compete settlement	375	—	—	—	(29,757)	—	—	—	(29,757)	(12,316)	(42,073)
Conversion of Class B Common Stock to Class A Common Stock	23,497	2	(23,497)	(2)	—	—	—	—	—	—	—
Dividends declared ($0.08 per share)	—	—	—	—	(14,236)	—	—	—	(14,236)	—	(14,236)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(7,207)	(7,207)
Net income	—	—	—	—	—	—	—	417,282	417,282	142,434	559,716
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/(Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249
Stock based compensation expense, net of forfeitures	—	—	—	—	11,415	—	—	—	11,415	1,899	13,314
Changes in ownership interest adjustment	—	—	—	—	4,860	—	—	—	4,860	(4,860)	—
Common stock issued related to stock based compensation and other, net	773	—	—	—	(5,829)	—	—	—	(5,829)	(1,172)	(7,001)
Class A Common Stock repurchases	—	—	—	—	—	7,516	(164,913)	—	(164,913)	—	(164,913)
Class B Common Stock purchases and cancellations	—	—	(7,949)	(1)	1	—	—	—	—	(187,273)	(187,273)
Conversion of Class B Common Stock to Class A Common Stock	19,517	2	(19,517)	(2)	—	—	—	—	—	—	—
Dividends declared ($0.40 per share)	—	—	—	—	(75,391)	—	—	—	(75,391)	—	(75,391)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(29,362)	(29,362)
Adjustment to deferred taxes	—	—	—	—	(4,078)	—	—	—	(4,078)	—	(4,078)
Tax impact of equity transactions	—	—	—	—	99,397	—	—	—	99,397	—	99,397
Net income	—	—	—	—	—	—	—	893,837	893,837	156,412	1,050,249
Balance, December 31, 2022	213,727	$21	21,827	$2	$1,719,875	21,684	$(329,512)	$185,669	$1,576,055	$164,136	$1,740,191

The accompanying notes are an integral part to these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)	$1,050,249	$559,716	$(1,868,983)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	243,152	187,688	283,353
Amortization of intangible assets	—	9,346	14,505
Exploration expenses, non-cash	554	888	563,999
Impairment of oil and natural gas properties	—	—	1,381,258
Asset retirement obligations accretion	3,245	4,929	5,718
Amortization of deferred financing costs	5,854	4,290	3,628
Unrealized (gain) loss on derivatives, net	—	277	(277)
(Gain) on sale of equity method investment	—	—	(5,071)
Deferred income tax benefit	(65,720)	—	(77,834)
Stock based compensation	13,314	11,736	10,029
Other	—	(84)	(728)
Changes in operating assets and liabilities:
Accounts receivable	(21,001)	(68,210)	24,216
Accounts payable	74,937	65,283	(16,961)
Accrued liabilities	8,593	7,765	(2,457)
Drilling advances	(2,869)	3,190	(3,506)
Other assets and liabilities, net	(13,621)	1,663	(768)
Net cash provided by operating activities	1,296,687	788,477	310,121
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(90,126)	(18,345)	(73,702)
Proceeds from sale of equity method investment	—	—	27,074
Additions to oil and natural gas properties	(465,139)	(236,426)	(197,858)
Changes in working capital associated with additions to oil and natural gas properties	37,987	13,568	(24,354)
Other investing	(1,609)	(2,239)	(1,148)
Net cash used in investing activities	(518,887)	(243,442)	(269,988)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(164,913)	(125,641)	(28,681)
Class B Common Stock purchases and cancellations	(187,273)	(171,671)	—
Non-compete settlement	—	(42,073)	—
Dividends paid	(75,198)	(14,131)	—
Distributions to noncontrolling interest owners	(29,362)	(7,207)	(680)
Cash paid for debt modification	(5,494)	(4,976)	—
Other financing activities	(7,101)	(4,915)	(844)
Net cash used in financing activities	(469,341)	(370,614)	(30,205)

NET CHANGE IN CASH AND CASH EQUIVALENTS	308,459	174,421	9,928
Cash and cash equivalents – Beginning of period	366,982	192,561	182,633
Cash and cash equivalents – End of period	$675,441	$366,982	$192,561
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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. As of December 31, 2022, Magnolia owned approximately 89.8% of the interest in Magnolia Oil & Gas Parent LLC (“Magnolia LLC”) and the noncontrolling interest was 10.2%. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflects a noncontrolling interest representing the interest owned by the Magnolia LLC Unit Holders through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 12—Stockholders’ Equity for further discussion of noncontrolling interest.

Variable Interest Entities

Magnolia LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Magnolia LLC as the Company is the managing member and has the power to direct the activities most significant to Magnolia LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2022, the Company had an approximate 89.8% economic interest in Magnolia LLC and 100% of Magnolia LLC’s assets, liabilities, and results of operations are consolidated in the Company’s consolidated financial statements contained herein. At December 31, 2022, the Magnolia LLC Unit Holders had an approximate 10.2% economic interest in Magnolia LLC; however, the Magnolia LLC Unit Holders have disproportionately fewer voting rights, and are shown as noncontrolling interest holders of Magnolia LLC. See Note 12—Stockholders’ Equity for further discussion of the noncontrolling interest.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments that are readily convertible to cash. Cash and cash equivalents were approximately $675.4 million and $367.0 million at December 31, 2022 and 2021, respectively.

Accounts Receivable and Allowance for Expected Credit Losses

The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. The majority of these receivables have payment terms of 30 days or less. For receivables due from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover non-

payment of joint interest billings. The Company’s existing historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of Magnolia’s business partners.

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Under this method of accounting, exploration expenses such as exploratory geological and geophysical costs, delay rentals, and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are expensed as incurred.

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

Oil and natural gas properties are grouped for depreciation, depletion and amortization in accordance with the Accounting Standards Codification (“ASC”) ASC 932 “Extractive Activities—Oil and Gas”. The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.

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

The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Refer to Note 11—Income Taxes for additional information.

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

The Company’s receivables consist mainly of receivables from oil, natural gas, and NGL purchasers and from joint interest owners on properties the Company operates. Receivables from contracts with customers totaled $138.6 million and $125.1 million as of December 31, 2022 and 2021, respectively. Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of December 31, 2022 or 2021.

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

Net Income or Loss Per Share of Common Stock

The Company’s basic earnings or loss per share (“EPS”) is computed based on the weighted average number of shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding restricted stock units (“RSUs”), performance stock units (“PSUs”), performance restricted stock units (“PRSUs”), and exchanges or repurchases of Class B Common Stock if the inclusion of these items is dilutive. The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities and, therefore, are deducted from earnings in computing basic and diluted net income (loss) per share under the two-class method. Diluted net income (loss) per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented. Refer to Note 14— Earnings (Loss) Per Share for additional information and the calculation of EPS.

Stock Based Compensation

Magnolia has established a long-term incentive plan for certain employees and directors that allows for granting RSUs, PSUs, and PRSUs. RSUs granted are valued on the date of the grant using the quoted market price of Magnolia’s Class A Common Stock. PSUs and PRSUs granted are valued based on the grant date fair value determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. RSUs, PSUs, and PRSUs are expensed on a straight-line basis over the requisite service period. The Company records expense associated with the fair value of stock based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” and that expense is included within “General and administrative expenses” and “Lease operating expenses” in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur. These plans and related accounting policies are defined and described more fully in Note 13—Stock Based Compensation.

Leases

Magnolia recognizes right of use assets and lease liabilities for certain commitments with terms greater than one year primarily related to real estate, vehicles, and field equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of December 31, 2022. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. The Company has also elected a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For more information, refer to Note 9—Leases.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements issued and believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

2. Acquisitions and Divestitures

Acquisitions

During the year ended December 31, 2022, the Company completed various leasehold, mineral rights, and property acquisitions of certain oil and natural gas assets totaling $90.1 million, subject to customary closing adjustments. The transactions were accounted for as asset acquisitions.

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

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations:

	Years Ended
(In thousands)	December 31, 2021	December 31, 2020
Derivative settlements, realized gain (loss)	$(2,833)	$288
Unrealized gain (loss) on derivatives	(277)	277
Gain (loss) on derivatives, net	$(3,110)	$565

The Company had no outstanding derivative contracts in place as of December 31, 2022.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets as of December 31, 2022 and 2021 is as follows:

	December 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$390,383	$382,704	$388,087	$411,500

The fair value of the 2026 Senior Notes as of December 31, 2022 and 2021 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 13—Stock Based Compensation in the Notes to the consolidated financial statements.

During the first quarter of 2020, Magnolia recorded impairments of $1.9 billion related to proved and unproved properties as a result of a sharp decline in commodity prices. Proved property impairment of $1.4 billion is included in “Impairment of oil and natural gas properties” and unproved property impairment of $0.6 billion is included in “Exploration expenses” on the Company’s consolidated statements of operations. Proved and unproved properties that were impaired had aggregate fair values of $0.8 billion and $0.3 billion, respectively. The fair values of these oil and natural gas properties were measured using the income approach based on inputs that are not observable in the market, and therefore, represent Level 3 inputs. The Company calculated the estimated fair values of its oil and natural gas properties using a discounted future cash flow model. Significant inputs associated with the calculation of discounted future net cash flows include estimates of future commodity prices based on NYMEX strip pricing adjusted for price differentials, estimates of proved oil and natural gas reserves and risk adjusted probable and possible reserves, estimates of future expected operating and capital costs, and a market participant based weighted average cost of capital of 10% for proved property impairments and 12% for unproved property impairments. No impairments were recorded for the years ended December 31, 2022 and 2021.

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

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	December 31, 2022	December 31, 2021
Accrued capital expenditures	$67,923	$29,936
Other	69,504	60,700
Total other current liabilities	$137,427	$90,636

7. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Asset retirement obligations, beginning of period	$90,650	$88,404	$95,542
Revisions to estimates	531	(7,167)	(14,883)
Liabilities incurred and assumed	3,243	5,293	3,484
Liabilities settled	(1,422)	(809)	(1,457)
Accretion expense	3,245	4,929	5,718
Asset retirement obligations, end of period	$96,247	$90,650	$88,404

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

8. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	December 31, 2022	December 31, 2021
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(9,617)	(11,913)
Long-term debt, net	$390,383	$388,087

Credit Facility

In connection with the consummation of the Business Combination, the original RBL Facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender. On February 16, 2022, Magnolia Operating, as borrower, amended and restated the original RBL Facility in its entirety, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $50.0 million sublimit, with an initial borrowing base of $450.0 million. The RBL Facility, maturing in February 2026 is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties.

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of unused lender commitments then in effect.

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of December 31, 2022, the Company was in compliance with all covenants under the RBL Facility. The Company incurred approximately $5.5 million of lender and transaction fees related to the modification of which $5.1 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility and $0.4 million of which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the year ended December 31, 2022.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility and the original RBL Facility, as applicable, of $5.9 million, $4.1 million, and $4.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheet as of December 31, 2022.

The Company did not have any outstanding borrowings under the RBL Facility as of December 31, 2022.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheet as of December 31, 2022. The Company recognized interest expense related to the 2026 Senior Notes of $26.3 million, $27.1 million, and $25.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

At any time, the Issuers may redeem all or a part of the 2026 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

9. Leases

Magnolia’s leases primarily consist of real estate, vehicles, and field equipment. The Company’s leases have remaining lease terms of up to 5 years, some of which include options to renew or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. Magnolia’s lease agreements do not contain any restrictive covenants or material residual value guarantees.

As most of Magnolia’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

(In thousands)	December 31, 2022	December 31, 2021
Operating Leases
Operating lease assets	$7,632	$7,737

Operating lease liabilities - current	$3,967	$4,031
Operating lease liabilities - long-term	4,854	5,146
Total operating lease liabilities	$8,821	$9,177

Weighted average remaining lease term (in years)	2.6	3.0
Weighted average discount rate	4.0%	3.4%

For the years ended December 31, 2022 and 2021, the Company incurred $5.0 million and $3.7 million, respectively, of lease costs for operating leases included on the Company’s consolidated balance sheet, and $36.0 million and $22.9 million, respectively, for short-term lease costs. For the years ended December 31, 2022 and 2021, the Company did not incur any material expenses for variable lease costs. Cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases for the years ended December 31, 2022 and 2021 are $5.2 million and $2.9 million, respectively.

Maturities of lease liabilities as of December 31, 2022 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities	Operating Leases
2023	$4,124
2024	2,546
2025	1,889
2026	731
2027	16
After 2027	1
Total lease payments	$9,307
Less: Interest	(486)
Present value of lease liabilities	$8,821

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

At December 31, 2022, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at December 31, 2022 or December 31, 2021.

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

Commitments

At December 31, 2022, contractual obligations for long-term operating leases and purchase obligations are as follows:

Net Minimum Commitments (In thousands)	Total	2023	2024-2025	2026-2027	2028 & Beyond
Purchase obligations (1)	$11,990	$2,200	$9,775	$15	$—
Operating lease obligations (2)	9,307	4,124	4,435	747	1
Total net minimum commitments	$21,297	$6,324	$14,210	$762	$1
(1)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with firm transportation and delivery contracts, as well as operations- and IT-related service commitments. The costs incurred under these obligations were $1.6 million, $1.4 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)Amounts include long-term lease payments for office space, vehicles, and equipment related to exploration, development, and production activities.

Risks and Uncertainties

The Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global and domestic political environments, regulatory developments, and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Additionally, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances. Elevated inflation levels have resulted in increased capital and oilfield service costs and continued inflationary pressures and labor shortages could result in further increases to the Company’s operating and capital costs.

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

11. Income Taxes

The Company’s income tax provision consists of the following components:

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Current:
Federal	$66,540	$5,452	$(1,167)
State	5,818	3,399	(339)
Total current	72,358	8,851	(1,506)
Deferred:
Federal	(62,826)	—	(71,792)
State	(2,894)	—	(6,042)
Total deferred	(65,720)	—	(77,834)
Income tax expense (benefit)	$6,638	$8,851	$(79,340)

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company’s effective tax rates for the years ended December 31, 2022, 2021, and 2020, were 0.6%, 1.6%, and 4.1%, respectively. The primary differences between the annual effective tax rates and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and changes in valuation allowances. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets which resulted in additional differences between the effective tax rate and the statutory rate for the years ended December 31, 2021 and 2020. During the year ended December 31, 2022, the Company released the valuation allowance against net deferred tax assets.

As of December 31, 2022, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the year ended December 31, 2022, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities.

During the year ended December 31, 2022, the Magnolia LLC Unit Holders redeemed 19.5 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. The redemption and exchange of these Magnolia LLC Units increased Magnolia’s tax basis in Magnolia LLC. The Company recorded a deferred tax asset of $99.4 million related to this additional tax basis in Magnolia LLC Units with a corresponding increase to additional paid-in capital on the Company’s consolidated balance sheet.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. Valuation allowances for deferred tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of December 31, 2022, the Company’s total deferred tax assets were $162.8 million. Management assessed whether it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of December 31, 2022, the Company concluded that it is more likely than not that it will be able to realize all of its deferred tax assets and that a valuation allowance is no longer necessary.

A reconciliation of the statutory federal income tax expense to the income tax expense (benefit) from continuing operations is as follows:

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Income tax expense at the federal statutory rate	$221,954	$119,392	$(409,148)
State income tax expense, net of federal income tax benefits	9,526	2,763	(12,759)
Noncontrolling interest in partnerships	(33,325)	(30,615)	141,027
Change in valuation allowances	(183,976)	(82,696)	201,786
Research and development credits	(4,980)	—	—
Other	(2,561)	7	(246)
Income tax expense (benefit)	$6,638	$8,851	$(79,340)

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Investment in partnership	$153,938	$161,910
Net operating loss carryforwards	—	11,855
Capital loss carryforward	319	1,522
Oil and natural gas properties	6,093	6,337
Capitalized transaction costs	2,442	2,690
Total deferred tax assets	162,792	184,314
Deferred tax liabilities:
Oil and natural gas properties	(53)	—
Total deferred tax liabilities	(53)	—

Net deferred tax assets	162,739	184,314
Valuation allowances	—	(184,314)
Net deferred tax assets, net of valuation allowances	$162,739	$—

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act. Applying the net operating loss (“NOL”) carryback provision resulted in an income tax benefit of $1.2 million during the year ended December 31, 2021. As of December 31, 2022, the Company had no U.S. federal net operating loss carryforward, and a $1.5 million capital loss carryforward which will expire in 3 years.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (the “IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. The Company is in the process of evaluating the provisions of the IRA, but it does not currently believe the IRA will have a material impact on its reported results, cash flows or financial position.

12. Stockholders’ Equity

Class A Common Stock

At December 31, 2022, there were 213.7 million shares of Class A Common Stock issued and 192.0 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

As of December 31, 2022, there were 21.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of December 31, 2022, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s insider trading policy. The share repurchase program does not require purchases to be made within a particular time frame. As of December 31, 2022, the Company had repurchased 21.1 million shares under the program at a cost of $317.9 million.

During the year ended December 31, 2022, the Company repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the year ended December 31, 2022, Magnolia LLC repurchased and subsequently canceled 7.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $187.3 million of cash consideration (the “Class B Common Stock Repurchases”). During the same period, the Magnolia LLC Unit Holders redeemed 19.5 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public.

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

Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the years ended December 31, 2022 and December 31, 2021, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company (2)	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
November 7, 2022	December 1, 2022	$0.10	$21,867	$18,996	$2,871
August 12, 2022	September 1, 2022	$0.10	$21,983	$19,112	$2,871
February 14, 2022	March 1, 2022	$0.20	$45,851	$37,283	$8,568
August 12, 2021	September 1, 2021	$0.08	$19,078	$14,236	$4,842
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of December 31, 2022, Magnolia owned approximately 89.8% of the interest in Magnolia LLC and the noncontrolling interest was 10.2%.

Highlander Oil & Gas Holdings LLC (“Highlander”) is a joint venture, whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest.

13. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of December 31, 2022. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $13.3 million, $11.7 million, and $10.0 million for the years ended December 31, 2022, 2021, and 2020. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the year ended December 31, 2022.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,187,509	$8.94	968,654	$9.36	460,414	$9.20
Granted	315,939	21.14	515,405	19.22	—	—
Granted for performance multiple(1)	—	—	—	—	90,965	13.88
Vested	(555,764)	9.15	(215,197)	9.36	(272,893)	13.88
Forfeited	(36,398)	13.67	(11,279)	14.15	—	—
Unvested, end of period	911,286	$12.89	1,257,583	$13.36	278,486	$6.14
(1)    Upon completion of the performance period for the PSUs granted in 2019, a performance multiple of 150% was applied to each of the grants resulting in additional grants of PSUs in 2022.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair values of RSUs that vested during the years ended December 31, 2022, 2021, and 2020 were $13.8 million, $12.6 million, and $3.0 million, respectively. Unrecognized compensation expense related to unvested RSUs as of December 31, 2022 was $7.2 million, which the Company expects to recognize over a weighted average period of 2.5 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the year ended December 31, 2022 was $4.8 million. Unrecognized compensation expense related to unvested PRSUs as of December 31, 2022 was $9.1 million, which the Company expects to recognize over a weighted average period of 1.9 years.

The grant date fair values of the PRSUs granted during the years ended December 31, 2022 and 2021 were $9.9 million and $9.5 million, respectively. Since the Performance Conditions for the PRSUs granted in 2022 and 2021 were met on March 28, 2022 and March 17, 2021, respectively, the fair value of the PRSUs granted after the Performance Conditions were met was based upon the grant date market value of the award. The fair value of the awards granted prior to the date the Performance Conditions were met was determined using a Monte Carlo simulation, the assumptions of which are summarized in the table below.

The Company has granted PSUs to certain employees. The grant date fair value of the PSUs granted during the year ended December 31, 2020 was $2.5 million. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSUs that vested during the years ended December 31, 2022, 2021, and 2020 were $5.5 million, $4.0 million, and $0.3 million, respectively. Unrecognized compensation expense related to unvested PSUs as of December 31, 2022 was $1.6 thousand, which the Company expects to recognize over a weighted average period of 0.1 years.

	Years Ended
PRSU and PSU Grant Date Fair Value Assumptions	December 31, 2022	December 31, 2021	December 31, 2020
Expected term (in years)	3.55	3.64	2.85
Expected volatility	59.58%	55.18%	33.50%
Risk-free interest rate	1.89%	0.56%	1.16%
Dividend yield	1.97%	—%	—%
14. Earnings (Loss) Per Share

The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities, and therefore dividends and net income allocated to such awards have been deducted from earnings in computing basic and diluted net income (loss) per share under the two-class method. Diluted net income (loss) per share attributable to Class A Common Stock is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.

The components of basic and diluted net income (loss) per share attributable to Class A Common Stock are as follows:

	Years Ended
(In thousands, except per share data)	December 31, 2022	December 31, 2021	December 31, 2020
Basic:
Net income (loss) attributable to Class A Common Stock	$893,837	$417,282	$(1,208,390)
Less: Dividends and net income allocated to participating securities	8,204	2,789	—
Net income (loss), net of participating securities	$885,633	$414,493	$(1,208,390)
Weighted average number of common shares outstanding during the period - basic	187,433	174,364	166,270
Net income (loss) per share of Class A Common Stock - basic	$4.73	$2.38	$(7.27)

Diluted:
Net income (loss) attributable to Class A Common Stock	$893,837	$417,282	$(1,208,390)
Less: Dividends and net income allocated to participating securities	8,185	2,775	—
Net income (loss), net of participating securities	$885,652	$414,507	$(1,208,390)
Weighted average number of common shares outstanding during the period - basic	187,433	174,364	166,270
Add: Dilutive effect stock based compensation and other	468	996	—
Weighted average number of common shares outstanding during the period - diluted	187,901	175,360	166,270
Net income (loss) per share of Class A Common Stock - diluted	$4.71	$2.36	$(7.27)

The Company excluded 32.8 million, 64.0 million, and 85.8 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for the years ended December 31, 2022, 2021, and 2020, respectively, as the effect was anti-dilutive. In addition, for the year ended December 31, 2020, the Company excluded 4.0 million contingent shares of Class A Common Stock related to the Non-Compete and 0.3 million RSUs and PSUs because the effect was anti-dilutive.

15. Related Party Transactions

As of December 31, 2022, no entity held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

16. Major Customers

For the year ended December 31, 2022, four customers, including their subsidiaries, accounted for 19%, 17%, 14%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2021, four customers, including their subsidiaries, accounted for 22%, 15%, 15%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2020, three customers, including their subsidiaries, accounted for 40%, 17%, and 12% of the Company’s combined oil, natural gas, and NGL revenue. The Company is exposed to credit risk in the event of nonpayment by counterparties. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.

17. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Supplemental cash items:
Cash paid (received) for income taxes	$72,230	$3,157	$(724)
Cash paid for interest	26,648	26,933	25,895
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$67,923	$29,936	$16,368
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$4,578	$4,668	$5,923

18. Subsequent Events

On January 31, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.115 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.115 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on March 1, 2023 to shareholders or members of record, as applicable, as of February 10, 2023.

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

Capitalized Costs

The aggregate amounts of costs capitalized for oil and natural gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(In thousands)	December 31, 2022	December 31, 2021
Proved properties	$2,739,911	$2,142,262
Unproved properties	200,100	239,550
Total proved and unproved properties	2,940,011	2,381,812
Accumulated depreciation, depletion and amortization	(1,412,381)	(1,170,163)
Net capitalized costs	$1,527,630	$1,211,649

Costs Incurred For Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred in the Company’s oil and natural gas production, exploration, and development activities:

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Acquisition costs:
Proved properties	$53,781	$12,354	$49,246
Unproved properties	37,994	10,483	25,966
Exploration and development costs	477,995	240,815	188,352
Total	$569,770	$263,652	$263,564

Oil and Natural Gas Reserve Quantities

The majority of the Company’s proved reserves volumes as of December 31, 2022, approximately 98%, are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents employed all methods, procedures and assumptions considered necessary in utilizing the data provided to prepare the December 31, 2022 reserve report, which was completed on January 25, 2023. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

The following table summarizes the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for the years ended December 31, 2022, 2021, and 2020. The following prices, as adjusted for transportation, quality, and basis differentials, were used in the calculation of the Standardized Measure of discounted future net cash flows:

	Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Oil (per Bbl)	$93.42	$64.93	$38.55
Natural gas (per Mcf)	5.90	3.28	1.64
NGLs (per Bbl)	34.41	27.45	11.62

The table below presents a summary of changes in the Company’s proved reserves. Magnolia’s proved undeveloped reserves are planned to be developed within one year.

	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)
Total proved reserves:
Balance, December 31, 2019	52.6	197.2	23.9	109.3
Extensions	10.7	39.6	8.8	26.1
Revisions of previous estimates	(3.8)	7.8	(0.2)	(2.7)
Purchases of reserves in place	1.4	2.4	0.4	2.2
Production	(11.6)	(39.4)	(4.4)	(22.6)
Balance December 31, 2020	49.3	207.6	28.5	112.3
Extensions	15.6	61.7	11.3	37.2
Revisions of previous estimates	4.8	29.0	(0.1)	9.6
Purchases of reserves in place	0.2	0.5	0.1	0.4
Production	(11.2)	(43.4)	(5.7)	(24.1)
Balance December 31, 2021	58.7	255.4	34.1	135.4
Extensions	9.7	67.0	10.6	31.5
Revisions of previous estimates	5.6	29.9	2.5	13.0
Purchases of reserves in place	1.1	11.5	1.6	4.6
Production	(12.2)	(50.7)	(6.9)	(27.5)
Balance December 31, 2022	62.9	313.1	41.9	157.0

Proved developed reserves:
Balance, December 31, 2019	40.3	165.8	18.9	86.8
Balance, December 31, 2020	38.1	165.5	20.2	85.8
Balance, December 31, 2021	46.7	216.3	27.1	109.8
Balance, December 31, 2022	53.5	244.6	31.3	125.6

Proved undeveloped reserves:
Balance, December 31, 2019	12.3	31.4	5.0	22.5
Balance, December 31, 2020	11.2	42.1	8.3	26.5
Balance, December 31, 2021	12.0	39.1	7.0	25.6
Balance, December 31, 2022	9.4	68.5	10.6	31.4

For the year ended December 31, 2022, extensions contributed approximately 31.5 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Giddings and Karnes operations that extended the proved areas. This was comprised of 25.5 MMboe from adding new proved undeveloped reserves and 6.0 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had positive revisions of 13.0 MMboe. Upward revisions were comprised of an increase of 10.5 MMboe due to the impact of higher year-end 2022 SEC-based prices, 6.2 MMboe related to improved production performance for wells in the Karnes County area, and 3.2 MMboe related to infill drilling in the Karnes County area. This was partially offset by downward revisions of approximately 6.7 MMboe related to cost updates and 0.2 MMboe for optimizing development activity. Acquisitions of approximately 4.6 MMboe during 2022 were related to acquisitions primarily in the Giddings area.

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

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions. Estimated future production of proved reserves, estimated future production costs of proved reserves, and estimated future development costs of proved reserves, which include estimated future abandonment costs, are based on current costs and economic conditions. The estimated future net cash flows are then discounted at a rate of 10%.

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

The following table presents the Company’s standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Future cash inflows	$9,103,255	$5,592,621	$2,576,789
Future production costs	(2,713,151)	(1,769,004)	(961,116)
Future development costs	(307,848)	(273,480)	(148,740)
Future income tax expenses	(1,021,211)	(452,020)	(31,310)
Future net cash flows	5,061,045	3,098,117	1,435,623
10% discount to reflect timing of cash flows	(1,712,681)	(1,025,855)	(430,671)
Standardized measure of discounted future net cash flows	$3,348,364	$2,072,262	$1,004,952

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Standardized measure of discounted future net cash flows, beginning of period	$2,072,262	$1,004,952	$1,625,468
Sales of oil, natural gas, and NGLs produced during the period, net of production costs	(1,404,194)	(883,958)	(395,416)
Purchases of minerals in place	93,686	2,874	26,110
Extensions	722,877	792,602	285,591
Changes in estimated future development costs	4,418	(9,172)	22,838
Net change in prices and production costs	1,532,971	1,184,351	(727,125)
Previously estimated development costs incurred during the period	188,421	81,918	92,913
Revisions in quantity estimates	398,529	256,470	(66,059)
Accretion of discount	238,057	102,725	169,659
Net change in income taxes	(379,218)	(286,028)	48,837
Net change in timing of production and other	(119,445)	(174,472)	(77,864)
Standardized measure of discounted future net cash flows, end of period	$3,348,364	$2,072,262	$1,004,952

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2022, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this item will be set forth in Magnolia’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required in response to this item will be set forth in Magnolia’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this item will be set forth in Magnolia’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item will be set forth in Magnolia’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Company’s independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information required in response to this item will be set forth in Magnolia’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:	Page

Consolidated Balance Sheets as of December 31, 2022 and 2021.	46
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.	47
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020.	48
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.	50
Notes to Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020.	51

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

4.4*
Registration Rights Agreement, dated as of July 31, 2018, by and among Magnolia Oil & Gas Corporation, EnerVest Energy Institutional Fund XIV-A, L.P., EnerVest Energy Institutional Fund XIV-WIC, L.P., EnerVest Energy Institutional Fund XIV-2A, L.P., EnerVest Energy Institutional Fund XIV-3A, L.P., EnerVest Energy Institutional Fund XIV-C, L.P., TPG Pace Energy Sponsor, LLC, Arcilia Acosta, Edward Djerejian, Chad Leat and Dan F. Smith (incorporated herein by reference to Exhibit 4.2 filed with the Current Report on Form 8-K, filed on August 6, 2018 (File No. 001-38083)).

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

10.4*
Amended and Restated Credit Agreement, dated as of February 16, 2022, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Intermediate LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent as the swingline lender and an issuing bank and each other issuing bank from time to time party thereto (incorporated herein by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.5*
Amended and Restated Limited Liability Company Agreement of Magnolia Oil & Gas Parent LLC, dated as of July 31, 2018 (incorporated herein by reference to Exhibit 10.2 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.6*††	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.7*††	Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.8*††
First Amendment to Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.9*††
Second Amendment to Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.10*††
Form of Non-Employee Director Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.10 filed with the Registration Statement on Form S-8, filed on October 5, 2018 (File No. 333-227722)).

Exhibit Number	Description
10.11*††	Director Compensation Program (incorporated herein by reference to Exhibit 10.10 filed with the Current Report on Form 8-K/A, filed on August 6, 2018 (File No. 001-38083)).

10.12*††
Form of 2020 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.17 filed with the Annual Report on Form 10-K, filed on February 26, 2020 (File No. 001-38083)).

10.13*††
Form of 2020 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 filed with the Annual Report on Form 10-K, filed on February 26, 2020 (File No. 001-38083)).

10.14*††
Form of 2020 Non-Employee Director Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.15*††	Magnolia Oil & Gas Corporation Stock Purchase Program (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.16*††
Form of 2021 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.17*††
Form of 2021 Performance Restricted Stock Unit (Ratable Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.18*††
Form of 2021 Performance Restricted Stock Unit (Cliff Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.19*††
Form of 2021 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.20*††
Form of 2022 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.21*††
Form of 2022 Performance Restricted Stock Unit (Ratable Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.29 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.22*††
Form of 2022 Performance Restricted Stock Unit (Cliff Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.30 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.23*††
Form of 2022 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on May 10, 2022 (File No. 001-38083)).

10.24**††	Form of 2023 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.25**††	Form of 2023 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan.

21.1**	Subsidiaries of Magnolia Oil & Gas Corporation.

23.1**	Consent of KPMG LLP.

23.2**	Consent of Miller and Lents, Ltd.

24.1**	Power of Attorney.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Summary Report of Miller and Lents, Ltd., dated as of January 25, 2023, for proved reserves as of December 31, 2022.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MAGNOLIA OIL & GAS CORPORATION

Date: February 16, 2023	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Christopher Stavros Christopher Stavros	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023

/s/ Brian Corales Brian Corales	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023

/s/ Dan F. Smith* Dan F. Smith	Chairman	February 16, 2023

/s/ Arcilia C. Acosta* Arcilia C. Acosta	Director	February 16, 2023

/s/ Angela M. Busch* Angela M. Busch	Director	February 16, 2023

/s/ Edward P. Djerejian* Edward P. Djerejian	Director	February 16, 2023

/s/ James R. Larson* James R. Larson	Director	February 16, 2023

/s/ John B. Walker* John B. Walker	Director	February 16, 2023

By* /s/ Marina Kitikar Marina Kitikar as Attorney-in-fact