Form 10-Q
period 2023-03-31
Magnolia Oil & Gas Corp
filed 2023-05-04
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, there were 190,146,438 shares of Class A Common Stock, $0.0001 par value per share, and 21,826,805 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The following are definitions of certain other terms and conventions that are used in this Quarterly Report on Form 10-Q:

The “Company” or “Magnolia.” Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, including Magnolia Holdings, Magnolia Intermediate, Magnolia LLC, Magnolia Operating, and Magnolia Oil & Gas Finance Corp.).

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

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$667,284	$675,441
Accounts receivable	151,571	170,770
Drilling advances	157	3,484
Other current assets	1,334	1,052
Total current assets	820,346	850,747
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,059,651	2,940,011
Other	9,305	8,991
Accumulated depreciation, depletion and amortization	(1,486,704)	(1,415,973)
Total property, plant and equipment, net	1,582,252	1,533,029
OTHER ASSETS
Deferred financing costs, net	5,193	5,636
Deferred tax assets	147,670	162,792
Other long-term assets	20,593	20,381
Total other assets	173,456	188,809
TOTAL ASSETS	$2,576,054	$2,572,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$190,808	$202,846
Other current liabilities (Note 6)	120,436	137,427
Total current liabilities	311,244	340,273
LONG-TERM LIABILITIES
Long-term debt, net	390,982	390,383
Asset retirement obligations, net of current	96,686	95,129
Other long-term liabilities	10,065	6,609
Total long-term liabilities	497,733	492,121
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 214,355 shares issued and 190,271 shares outstanding in 2023 and 213,727 shares issued and 192,043 shares outstanding in 2022	21	21
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 21,827 shares issued and outstanding in 2023 and 21,827 shares issued and outstanding in 2022	2	2
Additional paid-in capital	1,720,487	1,719,875
Treasury Stock, at cost, 24,084 shares and 21,684 shares in 2023 and 2022, respectively	(380,783)	(329,512)
Retained earnings	259,636	185,669
Noncontrolling interest	167,714	164,136
Total equity	1,767,077	1,740,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,576,054	$2,572,585

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUES
Oil revenues	$239,122	$262,667
Natural gas revenues	27,771	56,580
Natural gas liquids revenues	41,489	58,592
Total revenues	308,382	377,839
OPERATING EXPENSES
Lease operating expenses	42,371	28,744
Gathering, transportation and processing	12,732	15,840
Taxes other than income	19,292	20,882
Exploration expenses	11	5,538
Asset retirement obligations accretion	841	789
Depreciation, depletion and amortization	70,701	53,106
Impairment of oil and natural gas properties	15,735	—
General and administrative expenses	19,766	17,070
Total operating expenses	181,449	141,969

OPERATING INCOME	126,933	235,870

OTHER INCOME (EXPENSE)
Interest income (expense), net	487	(9,357)
Other income (expense), net	(1,138)	207
Total other expense, net	(651)	(9,150)

INCOME BEFORE INCOME TAXES	126,282	226,720
Income tax expense	19,605	18,100
NET INCOME	106,677	208,620
LESS: Net income attributable to noncontrolling interest	10,342	42,581
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$96,335	$166,039

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.50	$0.90
Diluted	$0.50	$0.90
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	191,780	182,578
Diluted	192,054	183,163

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2022	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249
Stock based compensation expense, net of forfeitures	—	—	—	—	2,360	—	—	—	2,360	525	2,885
Changes in ownership interest adjustment	—	—	—	—	(595)	—	—	—	(595)	595	—
Common stock issued related to stock based compensation and other, net	576	—	—	—	(4,871)	—	—	—	(4,871)	(1,043)	(5,914)
Class A Common Stock repurchases	—	—	—	—	—	2,050	(44,819)	—	(44,819)	—	(44,819)
Class B Common Stock purchase and cancellation	—	—	(3,950)	—	—	—	—	—	—	(84,733)	(84,733)
Conversion of Class B Common Stock to Class A Common Stock	9,749	1	(9,749)	(1)	—	—	—	—	—	—	—
Dividends declared ($0.20 per share)	—	—	—	—	(37,283)	—	—	—	(37,283)	—	(37,283)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(11,637)	(11,637)
Net income	—	—	—	—	—	—	—	166,039	166,039	42,581	208,620
Balance, March 31, 2022	203,762	$20	35,594	$4	$1,649,111	16,218	$(209,418)	$(542,129)	$897,588	$174,780	$1,072,368

For the Three Months Ended March 31, 2023
Balance, December 31, 2022	213,727	$21	21,827	$2	$1,719,875	21,684	$(329,512)	$185,669	$1,576,055	$164,136	$1,740,191
Stock based compensation expense, net of forfeitures	—	—	—	—	3,386	—	—	—	3,386	386	3,772
Changes in ownership interest adjustment	—	—	—	—	3,940	—	—	—	3,940	(3,940)	—
Common stock issued related to stock based compensation and other, net	628	—	—	—	(6,127)	—	—	—	(6,127)	(700)	(6,827)
Class A Common Stock repurchases	—	—	—	—	—	2,400	(51,271)	—	(51,271)	—	(51,271)
Dividends declared ($0.115 per share)	—	—	—	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(2,510)	(2,510)
Adjustment to deferred taxes	—	—	—	—	(216)	—	—	—	(216)	—	(216)
Tax impact of equity transactions	—	—	—	—	(371)	—	—	—	(371)	—	(371)
Net income	—	—	—	—	—	—	—	96,335	96,335	10,342	106,677
Balance, March 31, 2023	214,355	$21	21,827	$2	$1,720,487	24,084	$(380,783)	$259,636	$1,599,363	$167,714	$1,767,077

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$106,677	$208,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	70,701	53,106
Exploration expenses, non-cash	5	—
Impairment of oil and natural gas properties	15,735	—
Asset retirement obligations accretion	841	789
Amortization of deferred financing costs	1,042	2,812
Deferred income tax expense	15,403	—
Stock based compensation	3,772	2,885
Changes in operating assets and liabilities:
Accounts receivable	19,199	(29,883)
Accounts payable	(12,038)	6,743
Accrued liabilities	(9,461)	(2,451)
Drilling advances	3,327	(1,901)
Other assets and liabilities, net	4,620	(1,851)
Net cash provided by operating activities	219,823	238,869
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	3,691	(1,055)
Additions to oil and natural gas properties	(138,645)	(84,230)
Changes in working capital associated with additions to oil and natural gas properties	(14,977)	13,946
Other investing	(284)	131
Net cash used in investing activities	(150,215)	(71,208)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(45,844)	(43,486)
Class B Common Stock purchases and cancellations	—	(84,733)
Dividends paid	(22,578)	(37,174)
Cash paid for debt modification	—	(5,272)
Distributions to noncontrolling interest owners	(2,510)	(11,637)
Other financing activities	(6,833)	(5,945)
Net cash used in financing activities	(77,765)	(188,247)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,157)	(20,586)
Cash and cash equivalents – Beginning of period	675,441	366,982
Cash and cash equivalents – End of period	$667,284	$346,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental cash items:
Cash paid for income taxes	$—	$13,000
Cash paid for interest	12,019	12,225
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$52,946	$43,882
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$6,412	$404
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 (the “2022 Form 10-K”). Except as disclosed herein, there have been no material changes to the information disclosed in the Notes to the consolidated financial statements included in the Company’s 2022 Form 10-K.

In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.

Certain reclassifications of prior period financial statements have been made to conform to current reporting practices. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflects a noncontrolling interest representing primarily the interest owned by the Magnolia LLC Unit Holders through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 10—Stockholders’ Equity for further discussion of the noncontrolling interest.

2. Summary of Significant Accounting Policies

As of March 31, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2022 Form 10-K.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $123.2 million as of March 31, 2023 and $138.6 million as of December 31, 2022. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2022 Form 10-K.

4. Acquisitions

During the three months ended December 31, 2022, the Company completed various leasehold, mineral rights, and property acquisitions of certain oil and natural gas assets, which had downward purchase price adjustments during the three months ended March 31, 2023. The transactions were accounted for as asset acquisitions.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$390,982	$386,376	$390,383	$382,704
The fair value of the 2026 Senior Notes at March 31, 2023 and December 31, 2022 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation in the Notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements as of March 31, 2023 or December 31, 2022.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	March 31, 2023	December 31, 2022
Accrued capital expenditures	$52,946	$67,923
Other	67,490	69,504
Total other current liabilities	$120,436	$137,427

7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	March 31, 2023	December 31, 2022
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(9,018)	(9,617)
Long-term debt, net	$390,982	$390,383

Credit Facility

The original RBL Facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto, and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender. On February 16, 2022, Magnolia Operating, as borrower, amended and restated the RBL Facility in its entirety, providing for maximum commitments in an aggregate principal amount of $1.0 billion with a letter of credit facility with a $50.0 million sublimit, with a borrowing base of $450.0 million. The RBL Facility, maturing in February 2026, is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties.

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of March 31, 2023, the Company was in compliance with all covenants under the RBL Facility. The Company incurred approximately $5.5 million of lender and transaction fees related to the modification of which $5.1 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility and $0.4 million of which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the three months ended March 31, 2022.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The Company did not have any outstanding borrowings under the RBL Facility as of March 31, 2023.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022. The Company recognized interest expense related to the 2026 Senior Notes of $6.6 million for each of the three months ended March 31, 2023 and 2022.

At any time, the Issuers may redeem all or a part of the 2026 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

8. Commitments and Contingencies

Legal Matters

From time to time, the Company is or may become involved in litigation in the ordinary course of business.

Certain of the Magnolia LLC Unit Holders and EnerVest Energy Institutional Fund XIV-C, L.P. (collectively the “Co-Defendants”) and the Company have been named as defendants in a lawsuit where the plaintiffs claim to be entitled to a minority working interest in certain Karnes County Assets. The litigation is in the pre-trial stage. The exposure related to this litigation is currently not reasonably estimable. The Co-Defendants retain all such liability.

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

At March 31, 2023, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at March 31, 2023 or March 31, 2022.

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

Risks and Uncertainties

The Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global and domestic political environments, regulatory developments, and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Additionally, the economy is experiencing elevated inflation levels as a result of global supply and demand imbalances. Inflationary pressures and labor shortages could result in further increases to our operating and capital costs.

Russia’s invasion of Ukraine in the first quarter of 2022, and global sanctions placed on Russia in response, have had and may continue to have a global impact on supply and demand for oil and natural gas. Magnolia continues to monitor any impacts from the Russia-Ukraine war on the global markets for its commodities.

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Current:
Federal	$3,650	$16,784
State	552	1,316
Total current	4,202	18,100
Deferred:
Federal	14,820	—
State	583	—
Total deferred	15,403	—
Income tax expense	$19,605	$18,100

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 15.5% and 8.0%, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate as of March 31, 2022. During the year ended December 31, 2022, the Company released the valuation allowance against net deferred tax assets. For the three months ended March 31, 2023, the primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest and state taxes. For the three months ended March 31, 2022, the difference between the effective tax rate and the statutory rate was also driven by valuation allowances.

As of March 31, 2023, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three months ended March 31, 2023, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities.

As of March 31, 2023, the Company’s total deferred tax assets were $147.7 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of March 31, 2023, Magnolia has no valuation allowance as the Company concluded that it is more likely than not that it will be able to realize all of its deferred tax assets.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (“IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. The Company evaluated the provisions of the IRA, and determined that none of the provisions have a material impact on the Company’s reported results, cash flows or financial position for the current year. The Company will continue to evaluate the impacts of the IRA in future tax years.

10. Stockholders’ Equity

Class A Common Stock

At March 31, 2023, there were 214.4 million shares of Class A Common Stock issued and 190.3 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At March 31, 2023, there were 21.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. As of March 31, 2023, the Company had repurchased 23.5 million shares under the program at a cost of $369.2 million and had 6.5 million shares of Class A Common Stock remaining under its current repurchase authorization.

During the three months ended March 31, 2022, the Company repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

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

Dividends and Distributions

The Company’s board of directors periodically declares dividends payable on issued and outstanding shares of Class A Common Stock, and a corresponding distribution from Magnolia LLC to Magnolia LLC Unit Holders. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the three months ended March 31, 2023 and the year ended December 31, 2022, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company (2)	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
February 10, 2023	March 1, 2023	$0.115	$24,878	$22,368	$2,510
November 7, 2022	December 1, 2022	$0.100	$21,867	$18,996	$2,871
August 12, 2022	September 1, 2022	$0.100	$21,983	$19,112	$2,871
February 14, 2022	March 1, 2022	$0.200	$45,851	$37,283	$8,568
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of March 31, 2023, Magnolia owned approximately 89.7% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.3%.

Highlander Oil & Gas Holdings LLC (“Highlander”) is a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, holds approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest.

11. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of March 31, 2023. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $3.8 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the three months ended March 31, 2023.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	911,286	$12.89	1,257,583	$13.36	278,486	$6.14
Granted	615,678	23.06	5,752	22.96	232,700	24.69
Granted for performance multiple(1)	—	—	—	—	12,981	6.14
Vested	(324,216)	10.40	(314,963)	12.63	(291,467)	6.14
Forfeited	(16,036)	16.84	(2,143)	17.59	—	—
Unvested at March 31, 2023	1,186,712	$18.79	946,229	$13.65	232,700	$24.69
(1) Upon completion of the performance period for the PSUs granted in 2020, a performance multiple of 105% was applied to each of the grants resulting in additional grants of PSUs in 2023.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the three months ended March 31, 2023 and 2022 were $7.2 million and $7.9 million, respectively. Unrecognized compensation expense related to unvested RSUs as of March 31, 2023 was $19.4 million, which the Company expects to recognize over a weighted average period of 2.8 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSU awards that vested during the three months ended March 31, 2023 and 2022 were $7.0 million and $4.8 million. Unrecognized compensation expense related to unvested PRSUs as of March 31, 2023 was $7.4 million, which the Company expects to recognize over a weighted average period of 1.7 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSU awards that vested during the three months ended March 31, 2023 and 2022 were $6.7 million and $5.5 million, respectively. Unrecognized compensation expense related to unvested PSUs as of March 31, 2023 was $5.5 million, which the Company expects to recognize over a weighted average period of 2.8 years.

The Performance Condition for the PRSUs granted in 2022 were met on March 28, 2022, therefore the fair value of the PRSUs granted after the Performance Condition were met were based upon the grant date market value of the award. The fair values of the awards granted prior to the date the Performance Condition was met were determined using a Monte Carlo simulation. The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the PSUs in 2023 and PRSUs in 2022.

	Three Months Ended
PSU and PRSU Grant Date Fair Value Assumptions	March 31, 2023	March 31, 2022
Expected term (in years)	2.88	3.55
Expected volatility	60.80%	59.58%
Risk-free interest rate	4.15%	1.89%
Dividend yield	1.93%	1.97%
.

12. Earnings Per Share

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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended
(In thousands, except per share data)	March 31, 2023	March 31, 2022
Basic:
Net income attributable to Class A Common Stock	$96,335	$166,039
Less: Dividends and net income allocated to participating securities	997	1,416
Net income, net of participating securities	$95,338	$164,623
Weighted average number of common shares outstanding during the period - basic	191,780	182,578
Net income per share of Class A Common Stock - basic	$0.50	$0.90

Diluted:
Net income attributable to Class A Common Stock	$96,335	$166,039
Less: Dividends and net income allocated to participating securities	996	1,413
Net income, net of participating securities	$95,339	$164,626
Weighted average number of common shares outstanding during the period - basic	191,780	182,578
Add: Dilutive effect of stock based compensation and other	274	585
Weighted average number of common shares outstanding during the period - diluted	192,054	183,163
Net income per share of Class A Common Stock - diluted	$0.50	$0.90
For the three months ended March 31, 2023 and 2022, the Company excluded 21.8 million and 44.3 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

As of March 31, 2023, no entity held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Subsequent Events

On May 1, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.115 per share of Class A Common Stock, and a cash distribution of $0.115 per Magnolia LLC Unit, payable on June 1, 2023 to shareholders or members of record, as applicable, as of May 11, 2023.

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the reports that we have filed and may file with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 (the “2022 Form 10-K”).

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

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. As of March 31, 2023, Magnolia operated two rigs.

Market Conditions Update

After Magnolia experienced record operating margins during 2022, natural gas prices have significantly declined and oil prices have weakened, while material and labor costs remained elevated. This has resulted in lower revenue and lower operating margins. As the operating environment continues to evolve, the Company took actions to reduce its capital spending to better reflect the current cost and commodity environment for the remainder of the year. The capital spending level is in line with the principles of Magnolia’s business model and is expected to provide the Company more operational flexibility going forward.

Business Overview

As of March 31, 2023, Magnolia’s assets in South Texas included 42,451 gross (22,785 net) acres in the Karnes area, and 645,397 gross (459,246 net) acres in the Giddings area. As of March 31, 2023, Magnolia held an interest in approximately 2,139 gross (1,370 net) wells, with total production of 79.3 thousand barrels of oil equivalent per day for the three months ended March 31, 2023. During the first quarter of 2023, Magnolia was running a two-rig program.

Magnolia recognized net income attributable to Class A Common Stock of $96.3 million, or $0.50 per diluted common share, for the three months ended March 31, 2023. Magnolia recognized net income of $106.7 million, which includes a noncontrolling interest of $10.3 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $22.4 million.

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares. The program does not require purchases to be made within a particular time frame. As of March 31, 2023, the Company had repurchased 23.5 million shares under the program at a cost of $369.2 million and had 6.5 million shares of Class A Common Stock remaining under its current repurchase authorization.

As of March 31, 2023, Magnolia owned approximately 89.7% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.3%.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

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

	Three Months Ended
(In thousands, except per unit data)	March 31, 2023	March 31, 2022
Production:
Oil (MBbls)	3,221	2,816
Natural gas (MMcf)	12,650	12,378
NGLs (MBbls)	1,812	1,586
Total (Mboe)	7,141	6,465

Average daily production:
Oil (Bbls/d)	35,788	31,289
Natural gas (Mcf/d)	140,552	137,532
NGLs (Bbls/d)	20,129	17,624
Total (boe/d)	79,342	71,835

Revenues:
Oil revenues	$239,122	$262,667
Natural gas revenues	27,771	56,580
Natural gas liquids revenues	41,489	58,592
Total revenues	$308,382	$377,839

Average Price:
Oil (per barrel)	$74.24	$93.28
Natural gas (per Mcf)	2.20	4.57
NGLs (per barrel)	22.90	36.94
Oil revenues were 78% and 70% of the Company’s total revenues for the three months ended March 31, 2023 and 2022, respectively. Oil production was 45% and 44% of total production volume for the three months ended March 31, 2023 and 2022, respectively. Oil revenues for the three months ended March 31, 2023 were $23.5 million lower than for the three months ended March 31, 2022. A 20% decrease in average prices decreased first quarter 2023 revenues by $53.6 million compared to the same period in the prior year, partially offset by a 14% increase in oil production which increased revenues by $30.1 million.

Natural gas revenues were 9% and 14% of the Company’s total revenues for the three months ended March 31, 2023 and 2022, respectively. Natural gas production was 30% and 32% of total production volume for the three months ended March 31, 2023 and 2022, respectively. Natural gas revenues for the three months ended March 31, 2023 were $28.8 million lower than the three months ended March 31, 2022. A 52% decrease in average prices decreased first quarter 2023 revenues by $29.4 million compared to the same period in the prior year, partially offset by a 2% increase in natural gas production which increased revenues by $0.6 million.

NGL revenues were 13% and 16% of the Company’s total revenues for the three months ended March 31, 2023 and 2022, respectively. NGL production was 25% and 24% of total production volume for the three months ended March 31, 2023 and 2022, respectively. NGL revenues for the three months ended March 31, 2023 were $17.1 million lower than the three months ended March 31, 2022. A 38% decrease in average prices decreased first quarter 2023 revenues by $22.3 million compared to the same period in the prior year, partially offset by a 14% increase in NGL production which increased revenues by $5.2 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	March 31, 2023	March 31, 2022
Operating Expenses:
Lease operating expenses	$42,371	$28,744
Gathering, transportation and processing	12,732	15,840
Taxes other than income	19,292	20,882
Exploration expenses	11	5,538
Asset retirement obligations accretion	841	789
Depreciation, depletion and amortization	70,701	53,106
Impairment of oil and natural gas properties	15,735	—
General and administrative expenses	19,766	17,070
Total operating expenses	$181,449	$141,969

Other Income (Expense):
Interest income (expense), net	$487	$(9,357)
Other income (expense), net	(1,138)	207
Total other expense, net	$(651)	$(9,150)

Average Operating Costs per boe:
Lease operating expenses	$5.93	$4.45
Gathering, transportation and processing	1.78	2.45
Taxes other than income	2.70	3.23
Exploration expenses	—	0.86
Asset retirement obligations accretion	0.12	0.12
Depreciation, depletion and amortization	9.90	8.21
Impairment of oil and natural gas properties	2.20	—
General and administrative expenses	2.77	2.64
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended March 31, 2023 were $13.6 million, or $1.48 per boe, higher compared to the corresponding 2022 period, due to increased activity, an increase in costs including operating and maintenance costs, workover activities and additional non-operated activities.
Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended March 31, 2023 were $3.1 million, or $0.67 per boe, lower than the three months ended March 31, 2022, primarily due to lower natural gas and NGL prices which resulted in lower processing costs.

Taxes other than income include production and ad valorem taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended March 31, 2023 were $1.6 million, or $0.53 per boe, lower compared to the three months ended March 31, 2022, primarily due to a decrease in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of unsuccessful exploratory dry wells, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the three months ended March 31, 2023 were $5.5 million, or $0.86 per boe, lower than the three months ended March 31, 2022, due to decreased seismic surveying costs.

Depreciation, depletion and amortization (“DD&A”) during the three months ended March 31, 2023 was $17.6 million, or $1.69 per boe, higher than the three months ended March 31, 2022 due to increased production and a higher depreciable cost basis.

During the three months ended March 31, 2023, the Company recognized a $15.7 million proved property impairment related to the natural gas well located in St. Martin Parish, Louisiana.

General and administrative expenses during the three months ended March 31, 2023 were $2.7 million, or $0.13 per boe, higher than the three months ended March 31, 2022, primarily driven by higher corporate payroll expenses.

Interest income, net, during the three months ended March 31, 2023 was $0.5 million as compared to $9.4 million of interest expense during the three months ended March 31, 2022, driven by higher interest income realized during 2023.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Current income tax expense	$4,202	$18,100
Deferred income tax expense	15,403	—
Income tax expense	$19,605	$18,100

For the three months ended March 31, 2023, income tax expense was $1.5 million higher than the three months ended March 31, 2022, comprised of movements in both current and deferred income taxes. This was primarily driven by $15.4 million of deferred income tax expense recognized in 2023 which was not recognized in 2022 due to the existence of a full valuation allowance against net deferred tax assets. This was partially offset by a $13.9 million decrease in current income tax expense due to lower taxable income.

As of December 31, 2022, the Company released the valuation allowance against net deferred tax assets. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of March 31, 2023, Magnolia has no valuation allowance as the Company concluded that it is more likely than not that it will be able to realize all of its deferred tax assets. See Note 9—Income Taxes in the Notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of March 31, 2023, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of March 31, 2023, the Company had $1,117.3 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, and $667.3 million of cash and cash equivalents.

Cash and Cash Equivalents

At March 31, 2023, Magnolia had $667.3 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$219,823	$238,869

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$3,691	$(1,055)
Additions to oil and natural gas properties	(138,645)	(84,230)
Changes in working capital associated with additions to oil and natural gas properties	(14,977)	13,946
Class A Common Stock repurchases	(45,844)	(43,486)
Class B Common Stock purchases and cancellations	—	(84,733)
Dividends paid	(22,578)	(37,174)
Distributions to noncontrolling interest owners	(2,510)	(11,637)
Other	(7,117)	(11,086)
Net uses of cash and cash equivalents	(227,980)	(259,455)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(8,157)	$(20,586)
Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short- and long-term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of certain non-cash expenses such as DD&A, stock based compensation, amortization of deferred financing costs, impairment of oil and natural gas properties, the non-cash portion of exploration expenses, asset retirement obligations accretion, and deferred income tax expense.

Net cash provided by operating activities totaled $219.8 million and $238.9 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, cash provided by operating activities was negatively impacted by a decrease in realized oil and natural gas prices, partially offset by the timing of collections and payments.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions and purchase price adjustments during each of the three months ended March 31, 2023 and 2022.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Drilling and completion	$139,730	$83,357
Leasehold acquisition costs	(1,085)	873
Total capital expenditures	$138,645	$84,230

During the first quarter of 2023, Magnolia was running a two-rig program. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

The Company’s board of directors has authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the three months ended March 31, 2023 and 2022, the Company repurchased 2.4 million and 1.5 million shares for a total cost of approximately $51.3 million and $33.3 million, respectively.

During the three months ended March 31, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the three months ended March 31, 2022, Magnolia LLC repurchased and subsequently canceled 3.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $84.7 million of cash consideration, respectively. As of March 31, 2023, Magnolia owned approximately 89.7% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.3%.

During the three months ended March 31, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $22.4 million. During the same time period, cash paid for dividends was $22.6 million, inclusive of dividends on vested non-participating securities. Additionally, $2.5 million was distributed to the Magnolia LLC Unit Holders. During the three months ended March 31, 2022, the Company declared cash dividends to holders of its Class A Common Stock totaling $37.3 million, of which $37.2 million was paid as of March 31, 2022. Additionally, $8.6 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At March 31, 2023, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk
Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the three months ended March 31, 2023 would have increased (decreased) the Company’s revenues by approximately $12.9 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2023 would have increased (decreased) the Company’s revenues by approximately $5.1 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 8—Commitments and Contingencies to the consolidated financial statements, which is incorporated herein by reference.

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors

Please refer to Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2022 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2023 - January 31, 2023	—	$—	—	8,867,105
February 1, 2023 - February 28, 2023	600,000	21.61	600,000	8,267,105
March 1, 2023 - March 31, 2023	1,800,000	21.28	1,800,000	6,467,105
Total	2,400,000	$21.36	2,400,000	6,467,105
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

10.1*
Form of 2023 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 filed with the Annual Report on Form 10-K, filed on February 16, 2023 (File No. 001-38083)).

10.2*
Form of 2023 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed with the Annual Report on Form 10-K, filed on February 16, 2023 (File No. 001-38083)).

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

MAGNOLIA OIL & GAS CORPORATION

Date: May 4, 2023	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)