Form 10-Q
period 2023-06-30
Magnolia Oil & Gas Corp
filed 2023-08-02
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, there were 187,903,674 shares of Class A Common Stock, $0.0001 par value per share, and 21,826,805 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“Highlander.” Highlander Oil & Gas Holdings LLC.

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

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$676,568	$675,441
Accounts receivable	137,379	170,770
Drilling advances	12	3,484
Other current assets	881	1,052
Total current assets	814,840	850,747
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,114,361	2,940,011
Other	9,350	8,991
Accumulated depreciation, depletion and amortization	(1,524,207)	(1,415,973)
Total property, plant and equipment, net	1,599,504	1,533,029
OTHER ASSETS
Deferred financing costs, net	4,744	5,636
Deferred tax assets	131,404	162,792
Other long-term assets	16,229	20,381
Total other assets	152,377	188,809
TOTAL ASSETS	$2,566,721	$2,572,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$166,234	$202,846
Other current liabilities (Note 5)	96,766	137,427
Total current liabilities	263,000	340,273
LONG-TERM LIABILITIES
Long-term debt, net	391,590	390,383
Asset retirement obligations, net of current	92,820	95,129
Other long-term liabilities	9,453	6,609
Total long-term liabilities	493,863	492,121
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 214,400 shares issued and 188,066 shares outstanding in 2023 and 213,727 shares issued and 192,043 shares outstanding in 2022	21	21
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 21,827 shares issued and outstanding in 2023 and 2022	2	2
Additional paid-in capital	1,731,059	1,719,875
Treasury Stock, at cost, 26,334 shares and 21,684 shares in 2023 and 2022, respectively	(425,604)	(329,512)
Retained earnings	329,011	185,669
Noncontrolling interest	175,369	164,136
Total equity	1,809,858	1,740,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,566,721	$2,572,585

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Oil revenues	$223,147	$332,791	$462,269	$595,459
Natural gas revenues	20,847	85,345	48,619	141,925
Natural gas liquids revenues	36,297	66,513	77,786	125,105
Total revenues	280,291	484,649	588,674	862,489
OPERATING EXPENSES
Lease operating expenses	36,796	32,604	79,167	61,348
Gathering, transportation and processing	10,389	16,381	23,121	32,221
Taxes other than income	15,216	27,411	34,508	48,293
Exploration expenses	—	3,408	11	8,946
Asset retirement obligations accretion	823	802	1,664	1,590
Depreciation, depletion and amortization	77,008	57,254	147,710	110,360
Impairment of oil and natural gas properties	—	—	15,735	—
General and administrative expenses	18,726	18,530	38,492	35,601
Total operating expenses	158,958	156,390	340,408	298,359

OPERATING INCOME	121,333	328,259	248,266	564,130

OTHER INCOME (EXPENSE)
Interest expense, net	(1,149)	(7,017)	(662)	(16,374)
Other income, net	9,259	6,538	8,120	6,744
Total other income (expense), net	8,110	(479)	7,458	(9,630)

INCOME BEFORE INCOME TAXES	129,443	327,780	255,724	554,500
Income tax expense	24,847	27,875	44,452	45,975
NET INCOME	104,596	299,905	211,272	508,525
LESS: Net income attributable to noncontrolling interest	13,104	49,322	23,446	91,903
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$91,492	$250,583	$187,826	$416,622

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.48	$1.32	$0.97	$2.23
Diluted	$0.48	$1.32	$0.97	$2.22
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	189,402	188,146	190,584	185,377
Diluted	189,567	188,589	190,875	185,894

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended June 30, 2022	Shares	Value	Shares	Value		Shares	Value
Balance, March 31, 2022	203,762	$20	35,594	$4	$1,649,111	16,218	$(209,418)	$(542,129)	$897,588	$174,780	$1,072,368
Stock based compensation expense, net of forfeitures	—	—	—	—	2,990	—	—	—	2,990	527	3,517
Changes in ownership interest adjustment	—	—	—	—	(4,305)	—	—	—	(4,305)	4,305	—
Common stock issued related to stock based compensation and other, net	83	—	—	—	(159)	—	—	—	(159)	(29)	(188)
Class A Common Stock repurchases	—	—	—	—	—	2,065	(48,419)	—	(48,419)	—	(48,419)
Class B Common Stock purchase and cancellation	—	—	(2,000)	—	—	—	—	—	—	(54,020)	(54,020)
Conversion of Class B Common Stock to Class A Common Stock	4,884	1	(4,884)	(1)	—	—	—	—	—	—	—
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(4,606)	(4,606)
Net income	—	—	—	—	—	—	—	250,583	250,583	49,322	299,905
Balance, June 30, 2022	208,729	$21	28,710	$3	$1,647,637	18,283	$(257,837)	$(291,546)	$1,098,278	$170,279	$1,268,557

For the Three Months Ended June 30, 2023
Balance, March 31, 2023	214,355	$21	21,827	$2	$1,720,487	24,084	$(380,783)	$259,636	$1,599,363	$167,714	$1,767,077
Stock based compensation expense, net of forfeitures	—	—	—	—	3,668	—	—	—	3,668	424	4,092
Changes in ownership interest adjustment	—	—	—	—	2,936	—	—	—	2,936	(2,769)	167
Common stock issued related to stock based compensation and other, net	45	—	—	—	(137)	—	—	—	(137)	(15)	(152)
Class A Common Stock repurchases	—	—	—	—	—	2,250	(44,821)	—	(44,821)	—	(44,821)
Dividends declared ($0.115 per share)	—	—	—	—	—	—	—	(22,117)	(22,117)	—	(22,117)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(3,089)	(3,089)
Adjustment to deferred taxes	—	—	—	—	4,543	—	—	—	4,543	—	4,543
Tax impact of equity transactions	—	—	—	—	(438)	—	—	—	(438)	—	(438)
Net income	—	—	—	—	—	—	—	91,492	91,492	13,104	104,596
Balance, June 30, 2023	214,400	$21	21,827	$2	$1,731,059	26,334	$(425,604)	$329,011	$1,634,489	$175,369	$1,809,858

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2022	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249
Stock based compensation expense, net of forfeitures	—	—	—	—	5,349	—	—	—	5,349	1,053	6,402
Changes in ownership interest adjustment	—	—	—	—	(4,900)	—	—	—	(4,900)	4,900	—
Common stock issued related to stock based compensation and other, net	659	—	—	—	(5,029)	—	—	—	(5,029)	(1,073)	(6,102)
Class A Common Stock repurchases	—	—	—	—	—	4,115	(93,238)	—	(93,238)	—	(93,238)
Class B Common Stock purchase and cancellation	—	—	(5,950)	—	—	—	—	—	—	(138,753)	(138,753)
Conversion of Class B Common Stock to Class A Common Stock	14,633	2	(14,633)	(2)	—	—	—	—	—	—	—
Dividends declared ($0.20 per share)	—	—	—	—	(37,283)	—	—	—	(37,283)	—	(37,283)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(16,243)	(16,243)
Net income	—	—	—	—	—	—	—	416,622	416,622	91,903	508,525
Balance, June 30, 2022	208,729	$21	28,710	$3	$1,647,637	18,283	$(257,837)	$(291,546)	$1,098,278	$170,279	$1,268,557

For the Six Months Ended June 30, 2023
Balance, December 31, 2022	213,727	$21	21,827	$2	$1,719,875	21,684	$(329,512)	$185,669	$1,576,055	$164,136	$1,740,191
Stock based compensation expense, net of forfeitures	—	—	—	—	7,053	—	—	—	7,053	810	7,863
Changes in ownership interest adjustment	—	—	—	—	6,875	—	—	—	6,875	(6,708)	167
Common stock issued related to stock based compensation and other, net	673	—	—	—	(6,262)	—	—	—	(6,262)	(716)	(6,978)
Class A Common Stock repurchases	—	—	—	—	—	4,650	(96,092)	—	(96,092)	—	(96,092)
Dividends declared ($0.23 per share)	—	—	—	—		—	—	(44,484)	(44,484)	—	(44,484)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(5,599)	(5,599)
Adjustment to deferred taxes	—	—	—	—	4,327	—	—	—	4,327	—	4,327
Tax impact of equity transactions	—	—	—	—	(809)	—	—	—	(809)	—	(809)
Net income	—	—	—	—	—	—	—	187,826	187,826	23,446	211,272
Balance, June 30, 2023	214,400	$21	21,827	$2	$1,731,059	26,334	$(425,604)	$329,011	$1,634,489	$175,369	$1,809,858

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$211,272	$508,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	147,710	110,360
Exploration expenses, non-cash	9	—
Impairment of oil and natural gas properties	15,735	—
Asset retirement obligations accretion	1,664	1,590
Amortization of deferred financing costs	2,100	3,779
(Gain) on sale of assets	(3,946)	—
Deferred income tax expense	36,264	—
Stock based compensation	7,863	6,402
Changes in operating assets and liabilities:
Accounts receivable	32,922	(97,633)
Accounts payable	(36,189)	58,935
Accrued liabilities	(4,836)	27,675
Drilling advances	3,472	578
Other assets and liabilities, net	7,556	(2,207)
Net cash provided by operating activities	421,596	618,004
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(3,357)	(4,347)
Additions to oil and natural gas properties	(225,388)	(207,461)
Changes in working capital associated with additions to oil and natural gas properties	(39,424)	25,494
Other investing	(88)	(1,018)
Net cash used in investing activities	(268,257)	(187,332)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(94,942)	(92,155)
Class B Common Stock purchases and cancellations	—	(138,753)
Dividends paid	(44,684)	(37,176)
Cash paid for debt modification	—	(5,272)
Distributions to noncontrolling interest owners	(5,599)	(16,243)
Other financing activities	(6,987)	(6,164)
Net cash used in financing activities	(152,212)	(295,763)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,127	134,909
Cash and cash equivalents – Beginning of period	675,441	366,982
Cash and cash equivalents – End of period	$676,568	$501,891

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental cash items:
Cash paid for income taxes	$7,828	$37,138
Cash paid for interest	13,175	12,733
Supplemental non-cash investing and financing activity:
Accruals or liabilities for capital expenditures	$28,500	$55,430
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$7,673	$2,462
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

Certain reclassifications of prior period financial statements have been made to conform to current reporting practices. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflects a noncontrolling interest representing primarily the interest owned by the Magnolia LLC Unit Holders through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 9—Stockholders’ Equity for further discussion of the noncontrolling interest.

2. Summary of Significant Accounting Policies

As of June 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2022 Form 10-K.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $96.4 million as of June 30, 2023 and $138.6 million as of December 31, 2022. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2022 Form 10-K.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$391,590	$388,800	$390,383	$382,704
The fair value of the 2026 Senior Notes at June 30, 2023 and December 31, 2022 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 10—Stock Based Compensation in the Notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements as of June 30, 2023 or December 31, 2022.

5. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	June 30, 2023	December 31, 2022
Accrued capital expenditures	$28,500	$67,923
Other	68,266	69,504
Total other current liabilities	$96,766	$137,427

6. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	June 30, 2023	December 31, 2022
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(8,410)	(9,617)
Long-term debt, net	$391,590	$390,383

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of June 30, 2023, the Company was in compliance with all covenants under the RBL Facility. The Company incurred approximately $5.5 million of lender and transaction fees related to the modification of which $5.1 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility and $0.4 million of which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the six months ended June 30, 2022.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million for each of the three months ended June 30, 2023 and 2022, and $2.1 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The Company did not have any outstanding borrowings under the RBL Facility as of June 30, 2023.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company recognized interest expense related to the 2026 Senior

Notes of $6.6 million for each of the three months ended June 30, 2023 and 2022, and $13.2 million and $13.1 million for the six months ended June 30, 2023 and 2022, respectively.

At any time, the Issuers may redeem all or a part of the 2026 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

7. Commitments and Contingencies

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

A mineral owner in a Magnolia operated well in Karnes County, Texas filed a complaint with the Texas Railroad Commission (the “Commission”) challenging the validity of the permit to drill such well by questioning the long-standing process by which the Commission granted the permit. After the Commission affirmed the granting of the permit, and after judicial review of the Commission’s order by the 53rd Judicial District Court Travis County, Texas (the “District Court”), the District Court reversed and remanded the Commission’s order. Upon appeal to the Third Court of Appeals in Austin, Texas (the“Court of Appeals”), the Court of Appeals reversed in part and affirmed in part the District Court’s ruling and remanded the matter to the Commission. The plaintiffs have filed a motion for rehearing with the Court of Appeals, and the parties are waiting for the Court’s decision.

At June 30, 2023, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at June 30, 2023 or June 30, 2022.

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

8. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Current:
Federal	$3,405	$25,902	$7,055	$42,687
State	581	1,973	1,133	3,288
Total current	3,986	27,875	8,188	45,975
Deferred:
Federal	20,025	—	34,845	—
State	836	—	1,419	—
Total deferred	20,861	—	36,264	—
Income tax expense	$24,847	$27,875	$44,452	$45,975

The Company is subject to U.S. federal income tax and margin tax in the state of Texas. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 19.2% and 8.5%, respectively, and 17.4% and 8.3% for the six months ended June 30, 2023 and 2022, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate as of June 30, 2022. As of December 31, 2022, the Company released the valuation allowance against net deferred tax assets. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances.

As of June 30, 2023, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the six months ended June 30, 2023, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities.

As of June 30, 2023, the Company’s total deferred tax assets were $134.5 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of June 30, 2023, the Company recorded a valuation allowance of $3.1 million to offset the deferred tax asset created by the capital loss attributable to the Highlander sale.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (“IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. The Company evaluated the provisions of the IRA and determined that none of the provisions have a material impact on the Company’s reported results, cash flows or financial position for the current year. The Company will continue to evaluate the impacts of the IRA in future tax years.

9. Stockholders’ Equity

Class A Common Stock

At June 30, 2023, there were 214.4 million shares of Class A Common Stock issued and 188.1 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At June 30, 2023, there were 21.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of June 30, 2023, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 25.8 million shares under the program at a cost of $414.0 million and had 4.2 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2023. On July 31, 2023, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increases total share repurchase authorization to 40.0 million shares.

During the six months ended June 30, 2022, the Company repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

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

Dividends and Distributions

The Company’s board of directors periodically declares dividends payable on issued and outstanding shares of Class A Common Stock, and a corresponding distribution from Magnolia LLC to Magnolia LLC Unit Holders. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital and distributions to the Magnolia LLC Unit Holders are recorded as a reduction of noncontrolling interest.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the six months ended June 30, 2023 and the year ended December 31, 2022, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
May 11, 2023	June 1, 2023	$0.115	$24,627	$22,117	$2,510
February 10, 2023	March 1, 2023	$0.115	$24,878	$22,368	$2,510
November 7, 2022	December 1, 2022	$0.100	$21,867	$18,996	$2,871
August 12, 2022	September 1, 2022	$0.100	$21,983	$19,112	$2,871
February 14, 2022	March 1, 2022	$0.200	$45,851	$37,283	$8,568
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of June 30, 2023, Magnolia owned approximately 89.6% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.4%.

Highlander was a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, held approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest. On May 30, 2023, the Company sold its interest in Highlander and recognized a gain on sale of $3.9 million included within “Other income, net” on the Company’s consolidated statements of operations.

10. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of June 30, 2023. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $4.1 million and $3.5 million for the three months ended June 30, 2023 and 2022, and $7.9 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the three months ended June 30, 2023.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2023	1,186,712	$18.79	946,229	$13.65	232,700	$24.69
Granted	63,728	20.31	9,772	21.88	—	—
Vested	(52,409)	19.13	—	—	—	—
Forfeited	(24,624)	17.47	(5,146)	14.14	—	—
Unvested at June 30, 2023	1,173,407	$18.89	950,855	$13.73	232,700	$24.69

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the six months ended June 30, 2023.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	911,286	$12.89	1,257,583	$13.36	278,486	$6.14
Granted	679,405	22.81	15,524	22.28	232,700	24.69
Granted for performance multiple(1)	—	—	—	—	12,981	6.14
Vested	(376,625)	11.62	(314,963)	12.62	(291,467)	6.14
Forfeited	(40,659)	17.22	(7,289)	15.16	—	—
Unvested at June 30, 2023	1,173,407	$18.89	950,855	$13.73	232,700	$24.69
(1) Upon completion of the performance period for the PSUs granted in 2020, a performance multiple of 105% was applied to each of the grants resulting in additional grants of PSUs in 2023.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the six months ended June 30, 2023 and 2022 were $8.3 million and $10.2 million, respectively. Unrecognized compensation expense related to unvested RSUs as of June 30, 2023 was $18.1 million, which the Company expects to recognize over a weighted average period of 2.6 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSU awards that vested during the six months ended June 30, 2023 and 2022 were $7.0 million and $4.8 million. Unrecognized compensation expense related to unvested PRSUs as of June 30, 2023 was $6.1 million, which the Company expects to recognize over a weighted average period of 1.5 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSU awards that vested during the six months ended June 30, 2023 and 2022 were $6.7 million and $5.5 million, respectively. Unrecognized compensation expense related to unvested PSUs as of June 30, 2023 was $5.0 million, which the Company expects to recognize over a weighted average period of 2.6 years.

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

	Six Months Ended
PSU and PRSU Grant Date Fair Value Assumptions	June 30, 2023	June 30, 2022
Expected term (in years)	2.88	3.55
Expected volatility	60.80%	59.58%
Risk-free interest rate	4.15%	1.89%
Dividend yield	1.93%	1.97%
.

11. Earnings Per Share

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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic:
Net income attributable to Class A Common Stock	$91,492	$250,583	$187,826	$416,622
Less: Dividends and net income allocated to participating securities	1,038	2,373	2,036	3,756
Net income, net of participating securities	$90,454	$248,210	$185,790	$412,866
Weighted average number of common shares outstanding during the period - basic	189,402	188,146	190,584	185,377
Net income per share of Class A Common Stock - basic	$0.48	$1.32	$0.97	$2.23

Diluted:
Net income attributable to Class A Common Stock	$91,492	$250,583	$187,826	$416,622
Less: Dividends and net income allocated to participating securities	1,037	2,367	2,034	3,747
Net income, net of participating securities	$90,455	$248,216	$185,792	$412,875
Weighted average number of common shares outstanding during the period - basic	189,402	188,146	190,584	185,377
Add: Dilutive effect of stock based compensation and other	165	443	291	517
Weighted average number of common shares outstanding during the period - diluted	189,567	188,589	190,875	185,894
Net income per share of Class A Common Stock - diluted	$0.48	$1.32	$0.97	$2.22

For the three months ended June 30, 2023 and 2022, the Company excluded 21.8 million and 33.8 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the six months ended June 30, 2023 and 2022, the Company excluded 21.8 million and 39.0 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

12. Related Party Transactions

As of June 30, 2023, no entity held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

13. Subsequent Events

On July 31, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.115 per share of Class A Common Stock, and a cash distribution of $0.115 per Magnolia LLC Unit, payable on September 1, 2023 to shareholders or members of record, as applicable, as of August 10, 2023.

On July 31, 2023, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increases total share repurchase authorization to 40.0 million shares.

On July 31, 2023, Magnolia closed an acquisition in the Giddings area, outside of the Company’s core development area, for a total cash consideration of approximately $40.0 million, subject to customary closing adjustments.

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

Magnolia’s business model prioritizes free cash flow, financial stability, and prudent capital allocation. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low leverage. As of June 30, 2023, Magnolia operated two rigs.

Market Conditions Update

After Magnolia experienced record operating margins during 2022, natural gas and NGL prices have significantly declined and oil prices have weakened, while material and labor costs remained elevated. This has resulted in lower revenue and lower operating margins. As a result, Magnolia took actions to reduce its operating and capital spending to better reflect the current cost and commodity environment for the remainder of the year. The capital spending level is in line with the principles of Magnolia’s business model and is expected to provide the Company more operational and financial flexibility going forward.

Business Overview

As of June 30, 2023, Magnolia’s assets in South Texas included 42,451 gross (22,785 net) acres in the Karnes area, and 645,229 gross (460,182 net) acres in the Giddings area. As of June 30, 2023, Magnolia held an interest in approximately 2,149 gross (1,383 net) wells, with total production of 81.9 thousand and 80.6 thousand barrels of oil equivalent per day for the three and six months ended June 30, 2023.

Magnolia recognized net income attributable to Class A Common Stock of $91.5 million and $187.8 million, or $0.48 and $0.97 per diluted common share, for the three and six months ended June 30, 2023. Magnolia recognized net income of $104.6 million and $211.3 million, which includes a noncontrolling interest of $13.1 million and $23.4 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three and six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $44.5 million.

As of June 30, 2023, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 25.8 million shares under the program at a cost of $414.0 million and had 4.2 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2023. On July 31, 2023, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increases total share repurchase authorization to 40.0 million shares.

As of June 30, 2023, Magnolia owned approximately 89.6% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.4%.

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of Magnolia’s revenues for the periods indicated, as well as each period’s respective average realized prices and production volumes. This table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one barrel. This ratio may not be reflective of the current price ratio between the two products.

	Three Months Ended
(In thousands, except per unit data)	June 30, 2023	June 30, 2022
Production:
Oil (MBbls)	3,100	3,019
Natural gas (MMcf)	13,784	12,464
NGLs (MBbls)	2,054	1,656
Total (Mboe)	7,451	6,752

Average daily production:
Oil (Bbls/d)	34,065	33,178
Natural gas (Mcf/d)	151,469	136,966
NGLs (Bbls/d)	22,571	18,194
Total (boe/d)	81,881	74,200

Revenues:
Oil revenues	$223,147	$332,791
Natural gas revenues	20,847	85,345
Natural gas liquids revenues	36,297	66,513
Total revenues	$280,291	$484,649

Average Price:
Oil (per barrel)	$71.98	$110.22
Natural gas (per Mcf)	1.51	6.85
NGLs (per barrel)	17.67	40.17
Oil revenues were 80% and 69% of the Company’s total revenues for the three months ended June 30, 2023 and 2022, respectively. Oil production was 42% and 45% of total production volume for the three months ended June 30, 2023 and 2022, respectively. Oil revenues for the three months ended June 30, 2023 were $109.6 million lower than for the three months ended June 30, 2022. A 35% decrease in average price decreased second quarter 2023 revenues by $115.4 million compared to the same period in the prior year, partially offset by a 3% increase in oil production which increased revenues by $5.8 million.

Natural gas revenues were 7% and 17% of the Company’s total revenues for the three months ended June 30, 2023 and 2022, respectively. Natural gas production was 31% of total production volume for each of the three months ended June 30, 2023 and 2022. Natural gas revenues for the three months ended June 30, 2023 were $64.5 million lower than the three months ended June 30, 2022. A 78% decrease in average price decreased second quarter 2023 revenues by $66.5 million compared to the same period in the prior year, partially offset by an 11% increase in natural gas production which increased revenues by $2.0 million.

NGL revenues were 13% and 14% of the Company’s total revenues for the three months ended June 30, 2023 and 2022, respectively. NGL production was 27% and 24% of total production volume for the three months ended June 30, 2023 and 2022, respectively. NGL revenues for the three months ended June 30, 2023 were $30.2 million lower than the three months ended June 30, 2022. A 56% decrease in average price decreased second quarter 2023 revenues by $37.2 million compared to the same period in the prior year, partially offset by a 24% increase in NGL production which increased revenues by $7.0 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	June 30, 2023	June 30, 2022
Operating Expenses:
Lease operating expenses	$36,796	$32,604
Gathering, transportation and processing	10,389	16,381
Taxes other than income	15,216	27,411
Exploration expenses	—	3,408
Asset retirement obligations accretion	823	802
Depreciation, depletion and amortization	77,008	57,254
General and administrative expenses	18,726	18,530
Total operating expenses	$158,958	$156,390

Other Income (Expense):
Interest expense, net	$(1,149)	$(7,017)
Other income, net	9,259	6,538
Total other income (expense), net	$8,110	$(479)

Average Operating Costs per boe:
Lease operating expenses	$4.94	$4.83
Gathering, transportation and processing	1.39	2.43
Taxes other than income	2.04	4.06
Exploration expenses	—	0.50
Asset retirement obligations accretion	0.11	0.12
Depreciation, depletion and amortization	10.34	8.48
General and administrative expenses	2.51	2.74
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended June 30, 2023 were $4.2 million, or $0.11 per boe, higher compared to the corresponding 2022 period, due to increased activity and an increase in costs, including chemicals, compression, and operating and maintenance costs.
Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended June 30, 2023 were $6.0 million, or $1.04 per boe, lower than the three months ended June 30, 2022, primarily due to lower natural gas and NGL prices which resulted in lower processing costs.

Taxes other than income is comprised of production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended June 30, 2023 were $12.2 million, or $2.02 per boe, lower compared to the three months ended June 30, 2022, primarily due to a decrease in production taxes as a result of the decrease in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the three months ended June 30, 2023 were $3.4 million, or $0.50 per boe, lower than the three months ended June 30, 2022, due to decreased spending on seismic surveying.

Depreciation, depletion and amortization (“DD&A”) during the three months ended June 30, 2023 was $19.8 million, or $1.86 per boe, higher than the three months ended June 30, 2022 due to increased production and a higher depreciable cost basis.

Interest expense, net, during the three months ended June 30, 2023 was $5.9 million lower than the three months ended June 30, 2022, driven by higher interest income realized during 2023 as a result of higher interest rates.

Other income, net, during the three months ended June 30, 2023 was $2.7 million higher than the three months ended June 30, 2022, primarily driven by the gain on sale of the Company’s 84.7% interest in Highlander.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Oil, Natural Gas and NGL Sales Revenues. The following table provides the components of Magnolia’s revenues for the periods indicated, as well as each period’s respective average realized prices and production volumes. This table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one barrel. This ratio may not be reflective of the current price ratio between the two products.

	Six Months Ended
(In thousands, except per unit data)	June 30, 2023	June 30, 2022
Production:
Oil (MBbls)	6,321	5,835
Natural gas (MMcf)	26,433	24,842
NGLs (MBbls)	3,866	3,242
Total (Mboe)	14,592	13,217

Average daily production:
Oil (Bbls/d)	34,922	32,239
Natural gas (Mcf/d)	146,041	137,247
NGLs (Bbls/d)	21,356	17,911
Total (boe/d)	80,618	73,024

Revenues:
Oil revenues	$462,269	$595,459
Natural gas revenues	48,619	141,925
Natural gas liquids revenues	77,786	125,105
Total revenues	$588,674	$862,489

Average Price:
Oil (per barrel)	$73.13	$102.04
Natural gas (per Mcf)	1.84	5.71
NGLs (per barrel)	20.12	38.59
Oil revenues were 79% and 69% of the Company’s total revenues for the six months ended June 30, 2023 and 2022, respectively. Oil production was 43% and 44% of total production volume for the six months ended June 30, 2023 and 2022, respectively. Oil revenues for the six months ended June 30, 2023 were $133.2 million lower than for the six months ended June 30, 2022. A 28% decrease in average price decreased revenues by $168.7 million during the six months ended June 30, 2023 compared to the same period in the prior year, partially offset by an 8% increase in oil production which increased revenues by $35.5 million.

Natural gas revenues were 8% and 16% of the Company’s total revenues for the six months ended June 30, 2023 and 2022, respectively. Natural gas production was 30% and 31% of total production volume for the six months ended June 30, 2023 and 2022, respectively. Natural gas revenues for the six months ended June 30, 2023 were $93.3 million lower than the six months ended June 30, 2022. A 68% decrease in average price decreased revenues by $96.2 million during the six months ended June 30, 2023 compared to the same period in the prior year, partially offset by a 6% increase in natural gas production which increased revenues by $2.9 million.

NGL revenues were 13% and 15% of the Company’s total revenues for the six months ended June 30, 2023 and 2022, respectively. NGL production was 27% and 25% of total production volume for the six months ended June 30, 2023 and 2022, respectively. NGL revenues for the six months ended June 30, 2023 were $47.3 million lower than the six months ended June 30, 2022. A 48% decrease in average price decreased revenues by $59.9 million during the six months ended June 30, 2023 compared to the same period in the prior year, partially offset by a 19% increase in NGL production which increased revenues by $12.6 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Six Months Ended
(In thousands, except per unit data)	June 30, 2023	June 30, 2022
Operating Expenses:
Lease operating expenses	$79,167	$61,348
Gathering, transportation and processing	23,121	32,221
Taxes other than income	34,508	48,293
Exploration expenses	11	8,946
Asset retirement obligations accretion	1,664	1,590
Depreciation, depletion and amortization	147,710	110,360
Impairment of oil and natural gas properties	15,735	—
General and administrative expenses	38,492	35,601
Total operating expenses	$340,408	$298,359

Other Income (Expense):
Interest expense, net	$(662)	$(16,374)
Other income, net	8,120	6,744
Total other income (expense), net	$7,458	$(9,630)

Average Operating Costs per boe:
Lease operating expenses	$5.43	$4.64
Gathering, transportation and processing	1.58	2.44
Taxes other than income	2.36	3.65
Exploration expenses	—	0.68
Asset retirement obligations accretion	0.11	0.12
Depreciation, depletion and amortization	10.12	8.35
Impairment of oil and natural gas properties	1.08	—
General and administrative expenses	2.64	2.69
Lease operating expenses for the six months ended June 30, 2023 were $17.8 million, or $0.79 per boe, higher compared to the corresponding 2022 period, due to increased activity, including workover activity, and an increase in costs, including chemicals, compression, and operating and maintenance costs.
Gathering, transportation and processing costs for the six months ended June 30, 2023 were $9.1 million, or $0.86 per boe, lower than the six months ended June 30, 2022, primarily due to lower natural gas and NGL prices which resulted in lower processing costs.

Taxes other than income for the six months ended June 30, 2023 were $13.8 million, or $1.29 per boe, lower compared to the six months ended June 30, 2022, primarily due to a decrease in production taxes as a result of the decrease in oil, natural gas, and NGL revenues.

Exploration expenses for the six months ended June 30, 2023 were $8.9 million, or $0.68 per boe, lower than the six months ended June 30, 2022, due to decreased spending on seismic surveying.

DD&A during the six months ended June 30, 2023 was $37.4 million, or $1.77 per boe, higher than the six months ended June 30, 2022 due to increased production and a higher depreciable cost basis.

During the six months ended June 30, 2023, the Company recognized a $15.7 million proved property impairment related to the Highlander property.

General and administrative expenses during the six months ended June 30, 2023 were $2.9 million higher, but $0.05 per boe lower, than the six months ended June 30, 2022. General and administrative expenses were higher year over year primarily due to higher corporate payroll expenses, but lower on a per boe basis because of increased production.

Interest expense, net, during the six months ended June 30, 2023 was $15.7 million lower than the six months ended June 30, 2022, driven by higher interest income realized during 2023 as a result of higher interest rates.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Current income tax expense	$3,986	$27,875	$8,188	$45,975
Deferred income tax expense	20,861	—	36,264	—
Income tax expense	$24,847	$27,875	$44,452	$45,975

For the three months ended June 30, 2023, income tax expense was $3.0 million lower than the three months ended June 30, 2022, comprised of movements in both current and deferred income taxes. This was primarily driven by a $23.9 million decrease in current income tax expense due to lower taxable income primarily as a result of the decline in commodity prices. This was partially offset by $20.9 million of deferred income tax expense recognized in 2023 which was not recognized in 2022 due to the existence of a full valuation allowance against net deferred tax assets.

For the six months ended June 30, 2023, income tax expense was $1.5 million lower than the six months ended June 30, 2022, comprised of movements in both current and deferred income taxes. This was primarily driven by a $37.8 million decrease in current income tax expense due to lower taxable income primarily as a result of the decline in commodity prices. This was partially offset by $36.3 million of deferred income tax expense recognized in 2023 which was not recognized in 2022 due to the existence of a full valuation allowance against net deferred tax assets.

As of December 31, 2022, the Company released the valuation allowance against net deferred tax assets. As of June 30, 2023, the Company’s total deferred tax assets were $134.5 million. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of June 30, 2023, the Company assessed the realizability of the deferred tax assets and recorded a valuation allowance of $3.1 million to offset the deferred tax asset created by the capital loss attributable to the Highlander sale. See Note 8— Income Taxes in the Notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of June 30, 2023, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of June 30, 2023, the Company had $1.1 billion of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, and $676.6 million of cash and cash equivalents.

Cash and Cash Equivalents

At June 30, 2023, Magnolia had $676.6 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$421,596	$618,004

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(3,357)	$(4,347)
Additions to oil and natural gas properties	(225,388)	(207,461)
Changes in working capital associated with additions to oil and natural gas properties	(39,424)	25,494
Class A Common Stock repurchases	(94,942)	(92,155)
Class B Common Stock purchases and cancellations	—	(138,753)
Dividends paid	(44,684)	(37,176)
Distributions to noncontrolling interest owners	(5,599)	(16,243)
Other	(7,075)	(12,454)
Net uses of cash and cash equivalents	(420,469)	(483,095)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,127	$134,909
Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short- and long-term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of certain non-cash expenses such as DD&A, stock based compensation, amortization of deferred financing costs, gain on sale of assets, impairment of oil and natural gas properties, non-cash exploration expenses, asset retirement obligations accretion, and deferred income tax expense.

Net cash provided by operating activities totaled $421.6 million and $618.0 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, cash provided by operating activities was negatively impacted by a decrease in realized oil and natural gas prices and the timing of payments, partially offset by the timing of collections.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions and purchase price adjustments during each of the six months ended June 30, 2023 and 2022.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Drilling and completion	$86,106	$122,018	$225,837	$205,375
Leasehold acquisition costs	637	1,213	(449)	2,086
Total capital expenditures	$86,743	$123,231	$225,388	$207,461

During the second quarter of 2023, Magnolia was running a two-rig program. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

As of June 30, 2023 the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. On July 31, 2023, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increases total share repurchase authorization to 40.0 million shares. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the six months ended June 30, 2023 and 2022, the Company repurchased 4.7 million and 3.6 million shares for a total cost of approximately $96.1 million and $81.7 million, respectively.

During the six months ended June 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the six months ended June 30, 2022, Magnolia LLC repurchased and subsequently canceled 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million of cash consideration, respectively. As of June 30, 2023, Magnolia owned approximately 89.6% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.4%.

During the six months ended June 30, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $44.5 million. During the same time period, cash paid for dividends was $44.7 million, inclusive of dividends on vested non-participating securities. Additionally, $5.0 million was distributed to the Magnolia LLC Unit Holders. During the six months ended June 30, 2022, the Company declared cash dividends to holders of its Class A Common Stock totaling $37.3 million, of which $37.2 million was paid as of June 30, 2022. Additionally, $8.6 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At June 30, 2023, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2023 would have increased (decreased) the Company’s revenues by approximately $12.6 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2023 would have increased (decreased) the Company’s revenues by approximately $5.3 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 7—Commitments and Contingencies to the consolidated financial statements, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2023 - March 31, 2023	2,400,000	21.36	2,400,000	6,467,105
April 1, 2023 - April 30, 2023	189,627	21.18	189,627	6,277,478
May 1, 2023 - May 31, 2023	1,262,500	19.57	1,262,500	5,014,978
June 1, 2023 - June 30, 2023	797,873	20.18	797,873	4,217,105
Total	4,650,000	20.66	4,650,000	4,217,105
(1)As of June 30, 2023, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. On July 31, 2023, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increases total share repurchase authorization to 40.0 million shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three and six months ended June 30, 2023 no director or officer of Magnolia adopted or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5–1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Adoption of Executive Severance Plan

On July 31, 2023, the Company’s board of directors adopted the Magnolia Oil & Gas Corporation Executive Severance and Change in Control Plan (the “Executive Severance Plan”), effective as of August 1, 2023, covering eligible executives, including the Company’s named executive officers (the “NEOs”), Christopher G. Stavros, President and Chief Executive Officer, Brian M. Corales, Senior Vice President and Chief Financial Officer, Timothy D. Yang, Executive Vice President, General Counsel, Corporate Secretary and Land, and Steve F. Millican, Senior Vice President, Operations. The Executive Severance Plan will be administered by the Compensation Committee of the board of directors.

Upon a termination of a participant’s employment by the Company without Cause or due to the participant’s resignation for Good Reason (each as defined in the Executive Severance Plan) (each, a “Qualifying Termination”), the participant will be eligible to receive, subject to the execution and non-revocation of a release of claims and continued compliance with restrictive covenants, the following: (a) a cash payment equal to the product of (i) 2.0 for Mr. Stavros, or 1.5 for the other NEOs (the “Applicable Severance Multiple”), multiplied by (ii) the sum of the participant’s base salary and total bonus opportunity, payable in a lump sum; (b) a prorated portion of the participant’s total bonus opportunity, payable in a lump sum; (c) payment of any unpaid annual bonus in respect of any completed prior calendar year, payable in a lump sum; (d) during the 24-month period for Mr. Stavros, or the 18-month period for the other NEOs, following termination of employment (the “Applicable Benefit Period”), payment or reimbursement of the participant’s COBRA premiums; and (e) outplacement benefits for up to 18 months.

In the event of a Qualifying Termination during the 24-month period following a Change in Control (as defined in the Executive Severance Plan), (a) the Applicable Severance Multiple and the Applicable Benefit Period will increase accordingly (to 3.0 and 36 months, respectively, for Mr. Stavros, and to 2.5 and 30 months, respectively, for the other NEOs), and (b) any unvested equity awards (i) that are subject to time-based vesting will accelerate and fully vest as of the date of termination, or (ii) that are subject to performance-based vesting will accelerate and vest as of the date of termination based on the greater of target and actual performance measured as of the date of the Change in Control. The Executive Severance Plan provides for a 12-month post-employment non-compete and non-solicit, as well as other customary restrictive covenants.

The foregoing description of the Executive Severance Plan does not purport to be complete and is qualified in its entirety by reference to the Executive Severance Plan, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.

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

10.1**
Form of 2023 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended.

10.2**	Magnolia Oil & Gas Corporation Executive Severance and Change in Control Plan.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*    Incorporated herein by reference as indicated.
**    Filed herewith.
***    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: August 2, 2023	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)