Form 10-Q
period 2023-09-30
Magnolia Oil & Gas Corp
filed 2023-11-02
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, there were 185,223,428 shares of Class A Common Stock, $0.0001 par value per share, and 21,826,805 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$618,466	$675,441
Accounts receivable	186,763	170,770
Drilling advances	12	3,484
Other current assets	507	1,052
Total current assets	805,748	850,747
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,278,221	2,940,011
Other	9,615	8,991
Accumulated depreciation, depletion and amortization	(1,605,380)	(1,415,973)
Total property, plant and equipment, net	1,682,456	1,533,029
OTHER ASSETS
Deferred financing costs, net	4,290	5,636
Deferred tax assets	118,628	162,792
Other long-term assets	41,371	20,381
Total other assets	164,289	188,809
TOTAL ASSETS	$2,652,493	$2,572,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$183,341	$202,846
Other current liabilities (Note 6)	120,364	137,427
Total current liabilities	303,705	340,273
LONG-TERM LIABILITIES
Long-term debt, net	392,209	390,383
Asset retirement obligations, net of current	99,248	95,129
Other long-term liabilities	10,174	6,609
Total long-term liabilities	501,631	492,121
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 214,415 shares issued and 185,582 shares outstanding in 2023 and 213,727 shares issued and 192,043 shares outstanding in 2022	21	21
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 21,827 shares issued and outstanding in 2023 and 2022	2	2
Additional paid-in capital	1,738,668	1,719,875
Treasury Stock, at cost, 28,833 shares and 21,684 shares in 2023 and 2022, respectively	(483,745)	(329,512)
Retained earnings	409,230	185,669
Noncontrolling interest	182,981	164,136
Total equity	1,847,157	1,740,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,652,493	$2,572,585

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Oil revenues	$243,588	$317,243	$705,857	$912,702
Natural gas revenues	27,069	100,124	75,687	242,049
Natural gas liquids revenues	45,021	65,596	122,807	190,700
Total revenues	315,678	482,963	904,351	1,345,451
OPERATING EXPENSES
Lease operating expenses	35,893	34,709	115,060	96,057
Gathering, transportation and processing	10,297	19,297	33,419	51,518
Taxes other than income	14,823	26,623	49,331	74,917
Exploration expenses	5,128	1,173	5,139	10,119
Asset retirement obligations accretion	875	814	2,539	2,404
Depreciation, depletion and amortization	81,158	68,972	228,868	179,331
Impairment of oil and natural gas properties	—	—	15,735	—
General and administrative expenses	19,371	19,625	57,863	55,226
Total operating expenses	167,545	171,213	507,954	469,572

OPERATING INCOME	148,133	311,750	396,397	875,879

OTHER INCOME (EXPENSE)
Interest income (expense), net	1,034	(5,263)	372	(21,637)
Other income (expense), net	(479)	(166)	7,643	6,579
Total other income (expense), net	555	(5,429)	8,015	(15,058)

INCOME BEFORE INCOME TAXES	148,688	306,321	404,412	860,821
Income tax expense	31,211	19,358	75,663	65,333
NET INCOME	117,477	286,963	328,749	795,488
LESS: Net income attributable to noncontrolling interest	15,447	41,486	38,893	133,389
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$102,030	$245,477	$289,856	$662,099

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.54	$1.29	$1.51	$3.52
Diluted	$0.54	$1.29	$1.51	$3.51
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	187,093	188,635	189,408	186,475
Diluted	187,265	189,074	189,612	186,967

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended September 30, 2022	Shares	Value	Shares	Value		Shares	Value
Balance, June 30, 2022	208,729	$21	28,710	$3	$1,647,637	18,283	$(257,837)	$(291,546)	$1,098,278	$170,279	$1,268,557
Stock based compensation expense, net of forfeitures	—	—	—	—	3,004	—	—	—	3,004	458	3,462
Changes in ownership interest adjustment	—	—	—	—	5,914	—	—	—	5,914	(5,914)	—
Common stock issued related to stock based compensation and other, net	29	—	—	—	(164)	—	—	—	(164)	(25)	(189)
Class A Common Stock repurchases	—	—	—	—	—	3,000	(62,367)	—	(62,367)	—	(62,367)
Dividends declared ($0.10 per share)	—	—	—	—	(19,112)	—	—	—	(19,112)	—	(19,112)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Net income	—	—	—	—	—	—	—	245,477	245,477	41,486	286,963
Balance, September 30, 2022	208,758	$21	28,710	$3	$1,637,279	21,283	$(320,204)	$(46,069)	$1,271,030	$198,676	$1,469,706

For the Three Months Ended September 30, 2023
Balance, June 30, 2023	214,400	$21	21,827	$2	$1,731,059	26,334	$(425,604)	$329,011	$1,634,489	$175,369	$1,809,858
Stock based compensation expense, net of forfeitures	—	—	—	—	3,758	—	—	—	3,758	439	4,197
Changes in ownership interest adjustment	—	—	—	—	3,914	—	—	—	3,914	(3,914)	—
Common stock issued related to stock based compensation and other, net	15	—	—	—	(112)	—	—	—	(112)	(13)	(125)
Class A Common Stock repurchases	—	—	—	—	—	2,499	(56,768)	—	(56,768)	—	(56,768)
Dividends declared ($0.115 per share)	—	—	—	—	—	—	—	(21,811)	(21,811)	—	(21,811)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(4,347)	(4,347)
Adjustment to deferred taxes	—	—	—	—	(760)	—	—	—	(760)	—	(760)
Tax impact of equity transactions	—	—	—	—	809	—	(1,373)	—	(564)	—	(564)
Net income	—	—	—	—	—	—	—	102,030	102,030	15,447	117,477
Balance, September 30, 2023	214,415	$21	21,827	$2	$1,738,668	28,833	$(483,745)	$409,230	$1,664,176	$182,981	$1,847,157

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2022	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2021	193,437	$19	49,293	$5	$1,689,500	14,168	$(164,599)	$(708,168)	$816,757	$228,492	$1,045,249
Stock based compensation expense, net of forfeitures	—	—	—	—	8,353	—	—	—	8,353	1,511	9,864
Changes in ownership interest adjustment	—	—	—	—	1,013	—	—	—	1,013	(1,013)	—
Common stock issued related to stock based compensation and other, net	688	—	—	—	(5,192)	—	—	—	(5,192)	(1,098)	(6,290)
Class A Common Stock repurchases	—	—	—	—	—	7,115	(155,605)	—	(155,605)	—	(155,605)
Class B Common Stock purchase and cancellation	—	—	(5,950)	—	—	—	—	—	—	(138,753)	(138,753)
Conversion of Class B Common Stock to Class A Common Stock	14,633	2	(14,633)	(2)	—	—	—	—	—	—	—
Dividends declared ($0.30 per share)	—	—	—	—	(56,395)	—	—	—	(56,395)	—	(56,395)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(23,852)	(23,852)
Net income	—	—	—	—	—	—	—	662,099	662,099	133,389	795,488
Balance, September 30, 2022	208,758	$21	28,710	$3	$1,637,279	21,283	$(320,204)	$(46,069)	$1,271,030	$198,676	$1,469,706

For the Nine Months Ended September 30, 2023
Balance, December 31, 2022	213,727	$21	21,827	$2	$1,719,875	21,684	$(329,512)	$185,669	$1,576,055	$164,136	$1,740,191
Stock based compensation expense, net of forfeitures	—	—	—	—	10,811	—	—	—	10,811	1,249	12,060
Changes in ownership interest adjustment	—	—	—	—	10,789	—	—	—	10,789	(10,622)	167
Common stock issued related to stock based compensation and other, net	688	—	—	—	(6,374)	—	—	—	(6,374)	(729)	(7,103)
Class A Common Stock repurchases	—	—	—	—	—	7,149	(152,860)	—	(152,860)	—	(152,860)
Dividends declared ($0.345 per share)	—	—	—	—	—	—	—	(66,295)	(66,295)	—	(66,295)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(9,946)	(9,946)
Adjustment to deferred taxes	—	—	—	—	3,567	—	—	—	3,567	—	3,567
Tax impact of equity transactions	—	—	—	—	—	—	(1,373)	—	(1,373)	—	(1,373)
Net income	—	—	—	—	—	—	—	289,856	289,856	38,893	328,749
Balance, September 30, 2023	214,415	$21	21,827	$2	$1,738,668	28,833	$(483,745)	$409,230	$1,664,176	$182,981	$1,847,157

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$328,749	$795,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	228,868	179,331
Exploration expenses, non-cash	9	—
Impairment of oil and natural gas properties	15,735	—
Asset retirement obligations accretion	2,539	2,404
Amortization of deferred financing costs	3,173	4,812
(Gain) on sale of assets	(3,946)	—
Deferred income tax expense	48,213	—
Stock based compensation	12,060	9,864
Changes in operating assets and liabilities:
Accounts receivable	(16,462)	(57,949)
Accounts payable	(19,082)	86,700
Accrued liabilities	(1,735)	19,443
Drilling advances	3,472	(477)
Other assets and liabilities, net	7,314	(10,931)
Net cash provided by operating activities	608,907	1,028,685
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(53,812)	(11,749)
Deposits for acquisitions of oil and natural gas properties	(22,503)	—
Additions to oil and natural gas properties	(332,055)	(323,510)
Changes in working capital associated with additions to oil and natural gas properties	(21,688)	14,152
Other investing	(590)	(1,187)
Net cash used in investing activities	(430,648)	(322,294)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(151,696)	(153,138)
Class B Common Stock purchases and cancellations	—	(138,753)
Dividends paid	(66,480)	(56,220)
Cash paid for debt modification	—	(5,494)
Distributions to noncontrolling interest owners	(9,946)	(23,852)
Other financing activities	(7,112)	(6,377)
Net cash used in financing activities	(235,234)	(383,834)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,975)	322,557
Cash and cash equivalents – Beginning of period	675,441	366,982
Cash and cash equivalents – End of period	$618,466	$689,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental cash items:
Cash paid for income taxes	$26,628	$60,906
Cash paid for interest	25,763	26,060
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	$46,235	$44,088
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	$12,009	$3,773
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

2. Summary of Significant Accounting Policies

As of September 30, 2023, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2022 Form 10-K.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $126.2 million as of September 30, 2023 and $138.6 million as of December 31, 2022. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2022 Form 10-K.

4. Acquisitions

2023 Acquisitions

On July 31, 2023, the Company completed the acquisition of certain oil and natural gas assets located in the Giddings area for approximately $40.0 million, subject to customary closing adjustments. The transaction was accounted for as an asset acquisition.

In September 2023, the Company entered into a definitive purchase agreement to acquire certain oil and gas producing properties including leasehold and mineral interests in the Giddings area for $300 million, subject to customary purchase price adjustments. The seller may also receive up to a maximum of $40 million in additional contingent cash consideration through December 2025 based on future commodity prices. During the three months ended September 30, 2023, the Company paid a $22.5 million deposit related to this acquisition. The remaining consideration will be funded with cash on hand. The transaction is expected to close in the fourth quarter of 2023 and be accounted for as an asset acquisition.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$392,209	$386,500	$390,383	$382,704
The fair value of the 2026 Senior Notes at September 30, 2023 and December 31, 2022 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation in the Notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements as of September 30, 2023 or December 31, 2022.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	September 30, 2023	December 31, 2022
Accrued capital expenditures	$46,235	$67,923
Other	74,129	69,504
Total other current liabilities	$120,364	$137,427
7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	September 30, 2023	December 31, 2022
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(7,791)	(9,617)
Long-term debt, net	$392,209	$390,383

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of September 30, 2023, the Company was in compliance with all covenants under the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest income (expense), net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.1 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company incurred approximately $5.5 million of lender and transaction fees related to the modification of which $5.1 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility and $0.4 million of which were expensed in the same period. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The Company did not have any outstanding borrowings under the RBL Facility as of September 30, 2023.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest income (expense), net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company recognized interest expense related to the 2026 Senior Notes of $6.6 million for each of the three months ended September 30, 2023 and 2022, and $19.8 million and $19.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

A mineral owner in a Magnolia operated well in Karnes County, Texas filed a complaint with the Texas Railroad Commission (the “Commission”) challenging the validity of the permit to drill such well by questioning the long-standing process by which the Commission granted the permit. After the Commission affirmed the granting of the permit, and after judicial review of the Commission’s order by the 53rd Judicial District Court Travis County, Texas (the “District Court”), the District Court reversed and remanded the Commission’s order. Upon appeal to the Third Court of Appeals in Austin, Texas (the “Court of Appeals”), the Court of Appeals reversed in part and affirmed in part the District Court’s ruling and remanded the matter to the Commission. The plaintiff’s motion for rehearing with the Court of Appeals was denied, and if a party chooses, the parties have until November 22, 2023 to file a petition for review with the Supreme Court of Texas.

At September 30, 2023, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at September 30, 2023 or September 30, 2022.

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

In recent years, the economy has experienced elevated levels of inflation as a result of global supply and demand imbalances, including impacts of the Russia-Ukraine war. Inflationary pressures have gradually declined in 2023. The Company will continue to monitor fluctuations in the market and any potential impacts on its future operating and capital costs.

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Current:
Federal	$18,221	$18,009	$25,277	$60,695
State	1,041	1,349	2,173	4,638
Total current	19,262	19,358	27,450	65,333
Deferred:
Federal	12,043	—	46,888	—
State	(94)	—	1,325	—
Total deferred	11,949	—	48,213	—
Income tax expense	$31,211	$19,358	$75,663	$65,333

The Company is subject to U.S. federal income tax and margin tax in the state of Texas. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 21.0% and 6.3%, respectively, and 18.7% and 7.6% for the nine months ended September 30, 2023 and 2022, respectively. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate as of September 30, 2022. As of December 31, 2022, the Company released the valuation allowance against net deferred tax assets. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and valuation allowances.

As of September 30, 2023, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the nine months ended September 30, 2023, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examinations by its major taxing authorities.

As of September 30, 2023, the Company’s total deferred tax assets were $118.6 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of September 30, 2023, the Company recorded a valuation allowance of $3.8 million to offset the deferred tax asset created by the capital loss attributable to the sale of the Company’s interest in Highlander.

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

10. Stockholders’ Equity

Class A Common Stock

At September 30, 2023, there were 214.4 million shares of Class A Common Stock issued and 185.6 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At September 30, 2023, there were 21.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of September 30, 2023, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 28.3 million shares under the program at a cost of $470.8 million and had 11.7 million shares of Class A Common Stock remaining under its share repurchase authorization as of September 30, 2023.

During the nine months ended September 30, 2022, the Company repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

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

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the nine months ended September 30, 2023 and the year ended December 31, 2022, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
August 10, 2023	September 1, 2023	$0.115	$24,321	$21,811	$2,510
May 11, 2023	June 1, 2023	$0.115	$24,627	$22,117	$2,510
February 10, 2023	March 1, 2023	$0.115	$24,878	$22,368	$2,510
November 7, 2022	December 1, 2022	$0.100	$21,867	$18,996	$2,871
August 12, 2022	September 1, 2022	$0.100	$21,983	$19,112	$2,871
February 14, 2022	March 1, 2022	$0.200	$45,851	$37,283	$8,568
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of September 30, 2023, Magnolia owned approximately 89.5% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.5%.

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

11. Stock Based Compensation

On October 8, 2018, the Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of September 30, 2023. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $4.2 million and $3.5 million for the three months ended September 30, 2023 and 2022, and $12.1 million and $9.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the three months ended September 30, 2023.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at June 30, 2023	1,173,407	$18.89	950,855	$13.73	232,700	$24.69
Granted	24,346	22.40	—	—	—	—
Vested	(18,141)	13.30	(2,444)	23.41	—	—
Forfeited	(7,650)	23.01	—	—	—	—
Unvested at September 30, 2023	1,171,962	$19.01	948,411	$13.70	232,700	$24.69

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the nine months ended September 30, 2023.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	911,286	$12.89	1,257,583	$13.36	278,486	$6.14
Granted	703,751	22.80	15,524	22.28	232,700	24.69
Granted for performance multiple(1)	—	—	—	—	12,981	6.14
Vested	(394,766)	11.69	(317,407)	12.70	(291,467)	6.14
Forfeited	(48,309)	18.14	(7,289)	15.16	—	—
Unvested at September 30, 2023	1,171,962	$19.01	948,411	$13.70	232,700	$24.69
(1) Upon completion of the performance period for the PSUs granted in 2020, a performance multiple of 105% was applied to each of the grants resulting in additional grants of PSUs in 2023.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the nine months ended September 30, 2023 and 2022 were $8.7 million and $11.0 million, respectively. Unrecognized compensation expense related to unvested RSUs as of September 30, 2023 was $16.3 million, which the Company expects to recognize over a weighted average period of 2.4 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period. If PRSUs are not earned by the end of the five-year performance period (“Performance Condition”), the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSU awards that vested during the nine months ended September 30, 2023 and 2022 were $7.1 million and $4.8 million. Unrecognized compensation expense related to unvested PRSUs as of September 30, 2023 was $4.6 million, which the Company expects to recognize over a weighted average period of 1.3 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period, the last day of which is also the vesting date. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSU awards that vested during the nine months ended September 30, 2023 and 2022 were $6.7 million and $5.5 million, respectively. Unrecognized compensation expense related to unvested PSUs as of September 30, 2023 was $4.5 million, which the Company expects to recognize over a weighted average period of 2.3 years.

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

	Nine Months Ended
PSU and PRSU Grant Date Fair Value Assumptions	September 30, 2023	September 30, 2022
Expected term (in years)	2.88	3.55
Expected volatility	60.80%	59.58%
Risk-free interest rate	4.15%	1.89%
Dividend yield	1.93%	1.97%
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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic:
Net income attributable to Class A Common Stock	$102,030	$245,477	$289,856	$662,099
Less: Dividends and net income allocated to participating securities	1,171	2,297	3,205	6,050
Net income, net of participating securities	$100,859	$243,180	$286,651	$656,049
Weighted average number of common shares outstanding during the period - basic	187,093	188,635	189,408	186,475
Net income per share of Class A Common Stock - basic	$0.54	$1.29	$1.51	$3.52

Diluted:
Net income attributable to Class A Common Stock	$102,030	$245,477	$289,856	$662,099
Less: Dividends and net income allocated to participating securities	1,171	2,292	3,202	6,035
Net income, net of participating securities	$100,859	$243,185	$286,654	$656,064
Weighted average number of common shares outstanding during the period - basic	187,093	188,635	189,408	186,475
Add: Dilutive effect of stock based compensation and other	172	439	204	492
Weighted average number of common shares outstanding during the period - diluted	187,265	189,074	189,612	186,967
Net income per share of Class A Common Stock - diluted	$0.54	$1.29	$1.51	$3.51

For the three months ended September 30, 2023 and 2022, the Company excluded 21.8 million and 28.7 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the nine months ended September 30, 2023 and 2022, the Company excluded 21.8 million and 35.5 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

As of September 30, 2023, no entity held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Subsequent Events

On October 30, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.115 per share of Class A Common Stock, and a cash distribution of $0.115 per Magnolia LLC Unit, payable on December 1, 2023 to shareholders or members of record, as applicable, as of November 9, 2023.

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

Market Conditions Update

After Magnolia experienced record operating margins during 2022, natural gas and NGL prices have significantly declined and oil prices have weakened, while material and labor costs remained elevated. This has resulted in lower revenue and lower operating margins. As a result, Magnolia took actions to reduce its operating and capital spending to better reflect the current cost and commodity environment. The capital spending level is in line with the principles of Magnolia’s business model and is expected to provide the Company more operational and financial flexibility going forward.

Business Overview

As of September 30, 2023, Magnolia’s assets in South Texas included 42,451 gross (22,785 net) acres in the Karnes area, and 663,327 gross (475,543 net) acres in the Giddings area. As of September 30, 2023, Magnolia held an interest in approximately 2,307 gross (1,519 net) wells, with total production of 82.7 thousand and 81.3 thousand barrels of oil equivalent per day for the three and nine months ended September 30, 2023.

Magnolia recognized net income attributable to Class A Common Stock of $102.0 million and $289.9 million, or $0.54 and $1.51 per diluted common share, for the three and nine months ended September 30, 2023. Magnolia recognized net income of $117.5 million and $328.7 million, which includes a noncontrolling interest of $15.4 million and $38.9 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three and nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $66.3 million.

As of September 30, 2023, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 28.3 million shares under the program at a cost of $470.8 million and had 11.7 million shares of Class A Common Stock remaining under its share repurchase authorization as of September 30, 2023.

As of September 30, 2023, Magnolia owned approximately 89.5% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.5%.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

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

	Three Months Ended
(In thousands, except per unit data)	September 30, 2023	September 30, 2022
Production:
Oil (MBbls)	3,024	3,381
Natural gas (MMcf)	14,406	13,364
NGLs (MBbls)	2,179	1,892
Total (Mboe)	7,604	7,500

Average daily production:
Oil (Bbls/d)	32,867	36,751
Natural gas (Mcf/d)	156,585	145,257
NGLs (Bbls/d)	23,686	20,568
Total (boe/d)	82,651	81,529

Revenues:
Oil revenues	$243,588	$317,243
Natural gas revenues	27,069	100,124
Natural gas liquids revenues	45,021	65,596
Total revenues	$315,678	$482,963

Average Price:
Oil (per barrel)	$80.56	$93.83
Natural gas (per Mcf)	1.88	7.49
NGLs (per barrel)	20.66	34.66
Oil revenues were 77% and 66% of the Company’s total revenues for the three months ended September 30, 2023 and 2022, respectively. Oil production was 40% and 45% of total production volume for the three months ended September 30, 2023 and 2022, respectively. Oil revenues for the three months ended September 30, 2023 were $73.7 million lower than for the three months ended September 30, 2022. A 14% decrease in average price decreased third quarter 2023 revenues by $44.9 million compared to the same period in the prior year while an 11% decrease in oil production decreased revenues by $28.8 million.

Natural gas revenues were 9% and 20% of the Company’s total revenues for the three months ended September 30, 2023 and 2022, respectively. Natural gas production was 31% and 30% of total production volume for the three months ended September 30, 2023 and 2022, respectively. Natural gas revenues for the three months ended September 30, 2023 were $73.1 million lower than the three months ended September 30, 2022. A 75% decrease in average price decreased third quarter 2023 revenues by $75.0 million compared to the same period in the prior year, partially offset by an 8% increase in natural gas production which increased revenues by $1.9 million.

NGL revenues were 14% of the Company’s total revenues for each of the three months ended September 30, 2023 and 2022. NGL production was 29% and 25% of total production volume for the three months ended September 30, 2023 and 2022, respectively. NGL revenues for the three months ended September 30, 2023 were $20.6 million lower than the three months ended September 30, 2022. A 40% decrease in average price decreased third quarter 2023 revenues by $26.5 million compared to the same period in the prior year, partially offset by a 15% increase in NGL production which increased revenues by $5.9 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	September 30, 2023	September 30, 2022
Operating Expenses:
Lease operating expenses	$35,893	$34,709
Gathering, transportation and processing	10,297	19,297
Taxes other than income	14,823	26,623
Exploration expenses	5,128	1,173
Asset retirement obligations accretion	875	814
Depreciation, depletion and amortization	81,158	68,972
General and administrative expenses	19,371	19,625
Total operating expenses	$167,545	$171,213

Other Income (Expense):
Interest income (expense), net	$1,034	$(5,263)
Other expense, net	(479)	(166)
Total other income (expense), net	$555	$(5,429)

Average Operating Costs per boe:
Lease operating expenses	$4.72	$4.63
Gathering, transportation and processing	1.35	2.57
Taxes other than income	1.95	3.55
Exploration expenses	0.67	0.16
Asset retirement obligations accretion	0.12	0.11
Depreciation, depletion and amortization	10.67	9.20
General and administrative expenses	2.55	2.62
Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended September 30, 2023 were $1.2 million, or $0.09 per boe, higher compared to the corresponding 2022 period, due to an increase in costs, including chemicals, compression, and operating and maintenance costs.
Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended September 30, 2023 were $9.0 million, or $1.22 per boe, lower than the three months ended September 30, 2022, primarily due to lower natural gas and NGL prices which resulted in lower processing costs.

Taxes other than income is comprised of production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended September 30, 2023 were $11.8 million, or $1.60 per boe, lower compared to the three months ended September 30, 2022, primarily due to a decrease in production taxes as a result of the decrease in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the three months ended September 30, 2023 were $4.0 million, or $0.51 per boe, higher than the three months ended September 30, 2022, due to increased spending on seismic licenses.

Depreciation, depletion and amortization (“DD&A”) during the three months ended September 30, 2023 was $12.2 million, or $1.47 per boe, higher than the three months ended September 30, 2022, due to increased production and a higher depreciable cost basis.

The Company recognized interest income, net, during the three months ended September 30, 2023 as compared to interest expense, net during the three months ended September 30, 2022. This $6.3 million change was driven by higher interest income realized during 2023 as a result of higher interest rates.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

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

	Nine Months Ended
(In thousands, except per unit data)	September 30, 2023	September 30, 2022
Production:
Oil (MBbls)	9,345	9,216
Natural gas (MMcf)	40,839	38,205
NGLs (MBbls)	6,045	5,134
Total (Mboe)	22,196	20,718

Average daily production:
Oil (Bbls/d)	34,229	33,760
Natural gas (Mcf/d)	149,594	139,947
NGLs (Bbls/d)	22,142	18,806
Total (boe/d)	81,303	75,890

Revenues:
Oil revenues	$705,857	$912,702
Natural gas revenues	75,687	242,049
Natural gas liquids revenues	122,807	190,700
Total revenues	$904,351	$1,345,451

Average Price:
Oil (per barrel)	$75.54	$99.03
Natural gas (per Mcf)	1.85	6.34
NGLs (per barrel)	20.32	37.14
Oil revenues were 78% and 68% of the Company’s total revenues for the nine months ended September 30, 2023 and 2022, respectively. Oil production was 42% and 44% of total production volume for the nine months ended September 30, 2023 and 2022, respectively. Oil revenues for the nine months ended September 30, 2023 were $206.8 million lower than for the nine months ended September 30, 2022. A 24% decrease in average price decreased revenues by $216.5 million during the nine months ended September 30, 2023 compared to the same period in the prior year, partially offset by a 1% increase in oil production which increased revenues by $9.7 million.

Natural gas revenues were 8% and 18% of the Company’s total revenues for the nine months ended September 30, 2023 and 2022, respectively. Natural gas production was 31% of total production volume for each of the nine months ended September 30, 2023 and 2022. Natural gas revenues for the nine months ended September 30, 2023 were $166.4 million lower than the nine months ended September 30, 2022. A 71% decrease in average price decreased revenues by $171.3 million during the nine months ended September 30, 2023 compared to the same period in the prior year, partially offset by a 7% increase in natural gas production which increased revenues by $4.9 million.

NGL revenues were 14% of the Company’s total revenues for each of the nine months ended September 30, 2023 and 2022. NGL production was 27% and 25% of total production volume for the nine months ended September 30, 2023 and 2022, respectively. NGL revenues for the nine months ended September 30, 2023 were $67.9 million lower than the nine months ended September 30, 2022. A 45% decrease in average price decreased revenues by $86.4 million during the nine months ended September 30, 2023 compared to the same period in the prior year, partially offset by an 18% increase in NGL production which increased revenues by $18.5 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Nine Months Ended
(In thousands, except per unit data)	September 30, 2023	September 30, 2022
Operating Expenses:
Lease operating expenses	$115,060	$96,057
Gathering, transportation and processing	33,419	51,518
Taxes other than income	49,331	74,917
Exploration expenses	5,139	10,119
Asset retirement obligations accretion	2,539	2,404
Depreciation, depletion and amortization	228,868	179,331
Impairment of oil and natural gas properties	15,735	—
General and administrative expenses	57,863	55,226
Total operating expenses	$507,954	$469,572

Other Income (Expense):
Interest income (expense), net	$372	$(21,637)
Other income, net	7,643	6,579
Total other income (expense), net	$8,015	$(15,058)

Average Operating Costs per boe:
Lease operating expenses	$5.18	$4.64
Gathering, transportation and processing	1.51	2.49
Taxes other than income	2.22	3.62
Exploration expenses	0.23	0.49
Asset retirement obligations accretion	0.11	0.12
Depreciation, depletion and amortization	10.31	8.66
Impairment of oil and natural gas properties	0.71	—
General and administrative expenses	2.61	2.67
Lease operating expenses for the nine months ended September 30, 2023 were $19.0 million, or $0.54 per boe, higher compared to the corresponding 2022 period, due to increased activity, including workover activity, and an increase in costs, including chemicals, compression, and operating and maintenance costs.
Gathering, transportation and processing costs for the nine months ended September 30, 2023 were $18.1 million, or $0.98 per boe, lower than the nine months ended September 30, 2022, primarily due to lower natural gas and NGL prices which resulted in lower processing costs.

Taxes other than income for the nine months ended September 30, 2023 were $25.6 million, or $1.40 per boe, lower compared to the nine months ended September 30, 2022, primarily due to a decrease in production taxes as a result of the decrease in oil, natural gas, and NGL revenues.

Exploration expenses for the nine months ended September 30, 2023 were $5.0 million, or $0.26 per boe, lower than the nine months ended September 30, 2022, due to decreased spending on seismic licenses.

DD&A during the nine months ended September 30, 2023 was $49.5 million, or $1.65 per boe, higher than the nine months ended September 30, 2022 due to increased production and a higher depreciable cost basis.

During the nine months ended September 30, 2023, the Company recognized a $15.7 million proved property impairment related to the Highlander property.

General and administrative expenses during the nine months ended September 30, 2023 were $2.6 million higher, but $0.06 per boe lower, than the nine months ended September 30, 2022. General and administrative expenses were higher year over year primarily due to higher corporate payroll expenses, but lower on a per boe basis because of increased production.

The Company recognized interest income, net, during the nine months ended September 30, 2023 as compared to interest expense, net during the nine months ended September 30, 2022. This $22.0 million change was driven by higher interest income realized during 2023 as a result of a higher average cash balance and higher interest rates.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Current income tax expense	$19,262	$19,358	$27,450	$65,333
Deferred income tax expense	11,949	—	48,213	—
Income tax expense	$31,211	$19,358	$75,663	$65,333

For the three months ended September 30, 2023, income tax expense was $11.9 million higher than the three months ended September 30, 2022, comprised of movements in both current and deferred income taxes. This was primarily driven by $11.9 million of deferred income tax expense recognized in 2023 which was not recognized in 2022 due to the existence of a full valuation allowance against net deferred tax assets.

For the nine months ended September 30, 2023, income tax expense was $10.3 million higher than the nine months ended September 30, 2022, comprised of movements in both current and deferred income taxes. This was primarily driven by $48.2 million of deferred income tax expense recognized in 2023 which was not recognized in 2022 due to the existence of a full valuation allowance against net deferred tax assets. This was partially offset by a $37.9 million decrease in current income tax expense due to lower taxable income primarily as a result of the decline in commodity prices.

As of December 31, 2022, the Company released the valuation allowance against net deferred tax assets. As of September 30, 2023, the Company’s total deferred tax assets were $122.5 million. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of September 30, 2023, the Company assessed the realizability of the deferred tax assets and recorded a valuation allowance of $3.8 million to offset the deferred tax asset created by the capital loss attributable to the sale of the Company’s interest in Highlander. See Note 9— Income Taxes in the Notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of September 30, 2023, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of September 30, 2023, the Company had $1.1 billion of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, and $618.5 million of cash and cash equivalents.

Cash and Cash Equivalents

At September 30, 2023, Magnolia had $618.5 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$608,907	$1,028,685

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(53,812)	$(11,749)
Deposits for acquisitions of oil and natural gas properties	(22,503)	—
Additions to oil and natural gas properties	(332,055)	(323,510)
Changes in working capital associated with additions to oil and natural gas properties	(21,688)	14,152
Class A Common Stock repurchases	(151,696)	(153,138)
Class B Common Stock purchases and cancellations	—	(138,753)
Dividends paid	(66,480)	(56,220)
Distributions to noncontrolling interest owners	(9,946)	(23,852)
Other	(7,702)	(13,058)
Net uses of cash and cash equivalents	(665,882)	(706,128)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(56,975)	$322,557
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

Net cash provided by operating activities totaled $608.9 million and $1.0 billion for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, cash provided by operating activities was negatively impacted by a decrease in realized oil and natural gas prices and net changes in operating assets and liabilities.

Uses of Cash and Cash Equivalents

Acquisitions

During the nine months ended September 30, 2023, the Company paid $53.8 million for acquisitions, primarily comprised of a $40.0 million acquisition in the Giddings area. In addition, Magnolia paid a $22.5 million deposit for an acquisition in the Giddings area expected to close in the fourth quarter of 2023. The remaining consideration for this acquisition will be funded with cash on hand.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Drilling and completion	$104,310	$114,468	$330,147	$319,843
Leasehold acquisition costs	2,358	1,582	1,908	3,667
Total capital expenditures	$106,668	$116,050	$332,055	$323,510

During the third quarter of 2023, Magnolia was running a two-rig program. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model.

Capital Requirements

As of September 30, 2023 the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the nine months ended September 30, 2023 and 2022, the Company repurchased 7.1 million and 6.6 million shares for a total cost of approximately $152.9 million and $144.0 million, respectively.

During the nine months ended September 30, 2022, the Company also repurchased 0.6 million shares of Class A Common Stock for $11.6 million from EnerVest Energy Institutional Fund XIV-C, L.P. outside of the share repurchase program.

During the nine months ended September 30, 2022, Magnolia LLC repurchased and subsequently canceled 5.9 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $138.8 million of cash consideration, respectively. As of September 30, 2023, Magnolia owned approximately 89.5% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.5%.

During the nine months ended September 30, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $66.3 million. During the same time period, cash paid for dividends was $66.5 million, inclusive of dividends on vested non-participating securities. Additionally, $7.5 million was distributed to the Magnolia LLC Unit Holders. During the nine months ended September 30, 2022, the Company declared cash dividends to holders of its Class A Common Stock totaling $56.4 million, of which $56.2 million was paid as of September 30, 2022. Additionally, $11.4 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At September 30, 2023, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the nine months ended September 30, 2023 would have increased (decreased) the Company’s revenues by approximately $12.5 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2023 would have increased (decreased) the Company’s revenues by approximately $5.4 million on an annualized basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2023 - March 31, 2023	2,400,000	21.36	2,400,000	6,467,105
April 1, 2023 - June 30, 2023	2,250,000	19.92	2,250,000	4,217,105
July 1, 2023 - July 31, 2023	214,600	20.79	214,600	14,002,505
August 1, 2023 - August 31, 2023	1,275,000	22.80	1,275,000	12,727,505
September 1, 2023 - September 30, 2023	1,009,400	23.02	1,009,400	11,718,105
Total	7,149,000	21.38	7,149,000	11,718,105
(1)As of June 30, 2023, the Company’s board of directors had authorized a share repurchase program of up to 30.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. On July 31, 2023, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased total share repurchase authorization to 40.0 million shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three and nine months ended September 30, 2023 no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5–1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

MAGNOLIA OIL & GAS CORPORATION

Date: November 2, 2023	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)