Form 10-K
period 2023-12-31
Magnolia Oil & Gas Corp
filed 2024-02-15
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.7 billion based on the closing price on that day on the New York Stock Exchange.
As of February 12, 2024, there were 182,450,146 shares of Class A Common Stock, $0.0001 par value per share, and 21,826,805 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“Completion.” The installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.

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
“Extension well.” An extension well is a well drilled to extend the limits of a known reservoir.
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
 “Working interest.” The right granted to the lessee of a property to explore for, to produce, and to own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.
“WTI.” West Texas Intermediate light sweet crude oil.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The following are definitions of certain other terms and conventions that are used in this Annual Report on Form 10-K:

“The Company” or “Magnolia.” Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, including Magnolia Oil & Gas Holdings LLC, Magnolia LLC, Magnolia Intermediate, Magnolia Operating, and Magnolia Oil & Gas Finance Corp.).

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

PART I

Items 1 and 2. Business and Properties

Overview

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, “the Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations.

On July 31, 2018, Magnolia consummated its initial business combination (the “Business Combination”) through its acquisition of the Karnes County Assets and the Giddings Assets. Magnolia is the managing member of Magnolia Oil & Gas Parent LLC (“Magnolia LLC”). Magnolia’s principal asset is a controlling equity interest in Magnolia LLC. As the managing member of Magnolia LLC, the Company operates and controls all of the business and affairs of Magnolia LLC and, through Magnolia LLC and its subsidiaries, conducts business. Magnolia consolidates the financial results of Magnolia LLC and its subsidiaries and records non-controlling interests for the economic interest in Magnolia LLC held by the Magnolia LLC Unit Holders. As of December 31, 2023, Magnolia owned an 89.4% interest in Magnolia LLC and the noncontrolling interest was 10.6%.

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

For additional detail regarding the Company’s 2023 results, strategy, and its capital resources and liquidity, please see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Properties

As of December 31, 2023, Magnolia’s assets consisted of a total leasehold position of 789,719 gross (576,504 net) acres, including 72,503 gross (50,681 net) acres in the Karnes area and 717,216 gross (525,823 net) acres in the Giddings area. As of December 31, 2023, Magnolia had 2,483 gross (1,680 net) wells with total production of 82.3 Mboe/d for the year ended December 31, 2023. During 2023, Magnolia operated two rigs. Approximately 42%, 31%, and 27% of production from Magnolia’s assets was attributable to oil, natural gas, and NGLs, respectively, for the year ended December 31, 2023.

The Karnes area is comprised of oil and natural gas assets primarily located in Karnes, Dimmit, Gonzales, and Zavala Counties, Texas, in the core of the Eagle Ford Shale. The acreage comprising the Karnes area also includes the Austin Chalk formation overlying the Eagle Ford Shale. The Austin Chalk formation has shown itself to be an independent reservoir from the Eagle Ford Shale and represents a very attractive development target. The Karnes area includes a well-known, low-risk acreage position that has been developed with a focus on maximizing returns and improving operational efficiencies.

The Giddings area is comprised of oil and natural gas assets primarily located in Brazos, Burleson, Fayette, Grimes, Lee, Milam, Robertson, and Washington Counties, Texas. The Austin Chalk formation produces along a northeast-to-southwest trend that is approximately parallel to the Texas Gulf Coast. There are several notable producing areas along the Austin Chalk trend, the largest of which is the Giddings area. The Giddings area has seen two major drilling cycles. The first cycle began in the late 1970s and into the early 1980s and consisted primarily of vertical well drilling. The second cycle ran through much of the 1990s and involved primarily horizontal well drilling. Recent improvements in drilling and completion technologies have unlocked new development opportunities in the Giddings area. Wells drilled in recent years have helped to substantiate the strong economic viability of new drilling activity across the Giddings area. Future development results may allow for further expansion of existing location inventory throughout the leasehold.

Reserve Data

Estimated Proved Reserves

The estimates of Magnolia’s proved oil and natural gas reserves included in this Annual Report on Form 10-K are as of December 31, 2023. The Company’s proved reserves volumes are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents was selected for its historical experience and expertise in evaluating hydrocarbon resources.

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

Proved reserves are sub-divided into two categories, proved developed and proved undeveloped. Proved developed reserves are volumes that can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2023, that are included in this Annual Report, are planned to be developed within one year.

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

The reserve reports were prepared by Miller and Lents’ team of geologists and reservoir engineers who integrate geological, geophysical, engineering, and economic data to produce reserve estimates and economic forecasts. The process to prepare Magnolia’s proved reserves as of December 31, 2023 was supervised by Jennifer A. Godbold, Senior Vice President and an officer of Miller and Lents. Ms. Godbold is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 12 years of relevant experience in the estimation, assessment, and evaluation of oil and natural gas reserves.

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

Proved Reserves

The following table presents Magnolia’s estimated net proved oil and natural gas reserves as of December 31, 2023. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one Bbl. This ratio is not reflective of the current price ratio between the two products. The proved undeveloped reserves volumes in the table below are expected to be converted to proved developed reserves within one year.

	December 31, 2023
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMboe)
Proved reserves
Total proved developed	61.2	227.2	36.1	135.2
Total proved undeveloped	11.0	73.4	11.3	34.6
Total proved reserves	72.2	300.6	47.4	169.8

Development of Proved Undeveloped Reserves

As of December 31, 2023, the proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year. The following table summarizes the changes in Magnolia’s proved undeveloped reserves during the year ended December 31, 2023:

Total (MMboe)
Proved undeveloped reserves at January 1, 2023	31.4
Conversions into proved developed reserves	(20.4)
Extensions	24.6
Purchases of reserves in place	1.5
Revisions of previous estimates	(2.5)
Proved undeveloped reserves at December 31, 2023	34.6

As of December 31, 2023, Magnolia’s assets contained approximately 34.6 MMboe of proved undeveloped reserves, consisting of 11.0 MMBbls of oil, 73.4 Bcf of natural gas, and 11.3 MMBbls of NGLs. The Company’s total estimated proved undeveloped reserves increased by 3.2 MMboe during the year ended December 31, 2023. Magnolia converted 20.4 MMboe of proved undeveloped reserves to proved developed reserves as a result of drilling activities completed during 2023. Extensions of 24.6 MMboe resulted from the planned drilling program. Bolt-on acquisitions resulted in a 1.5 MMboe increase. Downward revisions of 2.5 MMboe to proved undeveloped reserves were comprised of downward adjustments of 4.6 MMboe related to optimizing development activity primarily in the Giddings area and 0.2 MMboe due to lower commodity prices, partially offset by upward revisions of 1.9 MMboe for infill drilling in the Karnes area and 0.4 MMboe for improved performance in the Giddings area.

During the year ended December 31, 2023, Magnolia incurred costs of approximately $176.3 million to convert the reserves associated with 24 of its net proved undeveloped locations to 20.4 MMboe of proved developed reserves.

Drilling Statistics

The following table describes new development wells drilled within Magnolia’s assets during the years ended December 31, 2023, 2022, and 2021. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is a well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production. Completion refers to the installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned. As of December 31, 2023, 25 gross (18 net) development wells were in the process of being drilled, being completed, or awaiting completion operations. As of December 31, 2023, Magnolia was running a two-rig program.

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net exploratory wells
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Net development wells
Productive	45	50	42
Dry	—	—	—
Total	45	50	42

Net total wells
Productive	45	50	42
Dry	—	—	—
Total	45	50	42

Productive Oil and Natural Gas Wells

Productive wells consist of exploratory, development, or extension wells that are not dry wells. Productive wells include producing wells and wells mechanically capable of production. Gross wells are the total number of productive wells in which Magnolia owns a working interest, and net wells are the sum of the fractional working interests of gross wells. The following table sets forth information relating to the productive wells in which Magnolia owned a working interest as of December 31, 2023.

	Oil	Natural Gas	Total
Gross	1,890	593	2,483
Net	1,180	500	1,680

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, natural gas, and NGL production volumes, average lease operating costs per boe (including transportation costs, but excluding severance and other taxes), and average sales prices related to Magnolia’s operations:

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Production
Crude oil (MMBbls)	12.6	12.2	11.2
Natural gas (Bcf)	55.1	50.7	43.4
Natural gas liquids (MMBbls)	8.3	6.9	5.7

Average lease operating costs per boe	$6.64	$7.13	$5.75

Average sales price
Crude oil (per barrel)	$76.02	$95.01	$66.83
Natural gas (per Mcf)	1.85	5.95	3.97
Natural gas liquids (per barrel)	20.15	34.18	27.84

Gross and Net Undeveloped and Developed Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which Magnolia held an interest as of December 31, 2023:

	Acreage
	Undeveloped	Developed	Total
Gross	96,696	693,023	789,719
Net	78,666	497,838	576,504

Undeveloped Acreage Expirations

As of December 31, 2023, Magnolia’s total undeveloped acres across its assets that will expire in 2024, 2025, and 2026 are 24,032 gross (22,764 net), 2,664 gross (2,167 net), and 3,034 gross (2,561 net) acres, respectively, unless production is established within the spacing units covering the acreage prior to the expiration dates, drilling commitments are fulfilled, or unless such leasehold rights are extended or renewed. Magnolia anticipates that its current and future drilling plans along with the lease extensions should address most the Company’s leases subject to potential expiration in 2024 and beyond. There are no significant expirations after 2026.

Delivery Commitments

Oil and natural gas properties in the Giddings area are subject to contracts with third-party midstream companies that provide for firm pipeline transportation and gathering and processing services for a portion of the natural gas produced from the Giddings area. The delivery commitments require the Company to deliver 5.3 million MMBtu in 2024. The Company’s delivery commitments are subject to a standard pipeline demand fee for its reserved capacity amount and a potential shortfall fee if unable to deliver the agreed upon quantity of gas. Magnolia expects to fulfill its commitments with existing proved developed and proved undeveloped reserves, which are regularly monitored to ensure sufficient availability.

Operations

Facilities

Production facilities related to Magnolia’s assets, including central tank batteries, consist of storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment, emissions control equipment, leased compressors, and safety systems. Predominant artificial lift methods include gas lift, rod pump lift, and plunger lift.

The Karnes area includes access to a crude oil gathering system and access to natural gas gathering systems. Magnolia is subject to the terms of a crude oil gathering agreement with Ironwood Eagle Ford Midstream, LLC that expires in July 2027, which allows oil production to be delivered and sold to various crude oil refining markets on a competitive pricing basis. The majority of natural gas production related to the Karnes area is currently processed to collect NGLs. Produced natural gas and NGLs are sold to third-party natural gas processors.

The Giddings area includes access to natural gas gathering systems, which allows production to be delivered to third-party natural gas processors. The majority of natural gas production related to the Giddings area is currently processed to collect NGLs. Produced natural gas and NGLs are sold to third-party natural gas processors as well as various intrastate and interstate markets on a competitive pricing basis. The Giddings area also includes several saltwater disposal wells that handle a portion of water production from the area.

Marketing and Customers

For the year ended December 31, 2023, three customers, including their subsidiaries, accounted for 25%, 22%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2022, four customers, including their subsidiaries, accounted for 19%, 17%, 14%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2021, four customers, including their subsidiaries, accounted for 22%, 15%, 15%, and 11% of the Company’s combined oil, natural gas, and NGL revenue.

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

The natural gas production from the Giddings area is gathered and processed under acreage dedications with three third-party midstream companies. The natural gas plant residue volumes are sold either to gathering and processing counterparties or various third parties utilizing the firm transportation agreement described under “Delivery Commitments.” Residue sales utilizing the firm transportation are at market prices with terms of 12 months or less. The NGL production extracted from the Giddings area is sold to gathering and processing counterparties. Magnolia sells the majority of the oil production from the Giddings area to three third parties at market prices, with such purchasers transporting the oil from the lease via trucks under contracts of 12 months or less. The remainder of the oil production from the Giddings area is sold to various third-party purchasers at market prices under contracts with terms of 12 months or less.

In addition, Magnolia sells the natural gas production from the Karnes area to various third parties pursuant to the terms of multiple natural gas processing and purchase contracts of varying terms. Such natural gas production is gathered and processed under agreements with terms ranging from month-to-month to the life of the applicable lease agreements. Magnolia transports the majority of its crude oil production from the Karnes area on a gathering agreement with Ironwood Eagle Ford Midstream, LLC that expires in July 2027, which provides an outlet for Magnolia to sell oil production via pipeline from the Karnes area to third-party purchasers at market prices. The majority of the remaining oil production is transported from the lease via trucks at market prices with terms of 12 months or less. The NGL production from the Karnes area is sold to midstream natural gas processors in the Eagle Ford area.

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

Air and Climate Change

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of greenhouse gases (“GHGs”) or directly imposing a price on carbon has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. The Biden Administration has also issued several executive orders that have, among others, recommitted the United States to the Paris Agreement, called for a government-wide approach to addressing climate change, and called for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. In December 2023, the U.S. Environmental Protection Agency (“EPA”) published new rules intended to reduce methane emissions from oil and gas sources. The final rule strengthens the existing emissions reduction requirements in Subpart OOOOa, expands reduction requirements for new, modified and reconstructed oil and natural gas sources in Subpart OOOOb, and imposes methane emissions limitations on existing oil and natural gas sources nationwide for the first time. In addition, the final rule establishes “Emissions Guidelines,” creating a Subpart OOOOc that requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The final rule also creates a new third-party monitoring program to flag large emissions events, referred to as “super emitters”. Under Subparts OOOOb and OOOOc, the final rule establishes more stringent requirements for new, modified and reconstructed oil and natural gas sources constructed after December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. In addition, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025, in advance of the deadline for GHG emissions reporting for 2024 (March 2025). In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The costs for complying with these new federal methane regulations are uncertain. Additional climate-related regulations have been passed by several states, and additional laws may be implemented at the federal, state, or local levels. Please see “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

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

At the state level, several states have adopted, or are considering adopting, legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example, the Texas Railroad Commission adopted a “well integrity rule,” which updated the requirements for drilling, putting pipe down, and cementing wells. The rule also imposes testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) additional testing on wells less than 1,000 feet below usable groundwater. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place, and manner of drilling activities in general or hydraulic fracturing activities in particular.

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

Water

The federal Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In January 2023, the EPA published the final rule which revised the definition of “Waters of the United States.” Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of “Waters of the United States” to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. To the extent the rule or any future rule or court decision expands the scope of the CWA’s jurisdiction, Magnolia could face increased permitting costs and project delays.

In addition, Magnolia may be required under the CWA to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control, and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil.

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation and Liability Act, also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and persons that disposed or arranged for the disposal or the transportation for disposal of the hazardous substances at the site where the release occurred.

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment, and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the development or production of crude oil, natural gas, or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. It is, however, possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. A loss of the RCRA exclusion for drilling fluids, produced waters, and related wastes could result in an increase in the costs to manage and dispose of generated wastes.

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

Occupational Health and Safety Act

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

Related Permits and Authorizations

Many environmental laws require permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation, or other oil and natural gas activities, and require maintaining these permits and compliance with their requirements for ongoing operations. These permits are generally subject to protest, appeal, or litigation, which could in certain cases delay or halt projects and cease production or operation of wells, pipelines, and other operations related to Magnolia’s assets.

Human Capital Disclosures

Magnolia’s Human Capital Philosophy

The experience and expertise of Magnolia’s employees is critical to the Company’s ability to create value for investors by growing the Company’s asset platform, generating free cash flow, maintaining financial flexibility, and ensuring thoughtful capital allocation. Magnolia seeks to attract, develop, and retain highly qualified individuals who are committed to helping Magnolia enhance its position as an investment of choice with a broad shareholder base, an employer of choice with a winning culture, and an operator of choice with best-in-class assets. The Company’s Nominating and Corporate Governance Committee oversees Magnolia’s Environmental, Social, and Governance (“ESG”) policies and practices, which may include but are not limited to those related to certain safety, social responsibility, philanthropy and other human capital issues.

Growing and Supporting the Magnolia Team

To achieve the Company’s goals, Magnolia seeks team members who will embrace Company values and think like owners. On December 31, 2023, Magnolia had 247 employees with 109 of those employees located in the Company’s field offices in Giddings and Gillett, Texas and 138 located at Magnolia’s corporate headquarters in Houston, Texas.

In line with its focus on ownership and execution, the Company instituted the Think Like a Magnolia Owner CEO Award in 2023 to recognize individuals or teams across the company who delivered projects or initiatives that generated shareholder value, improved company performance, and/or resulted in increased efficiencies or cost reductions. In addition, the Company provided several training initiatives to all employees focused on areas such as leadership development, business education, and computer skills. Magnolia continues to offer a workplace flexibility program which gives eligible employees in the Houston office the option to telecommute for up to two days a week, as approved by their leader.

In late 2023, the Company was recognized as a top workplace in the annual Houston Chronicle Top Workplaces survey. It was the Company’s first year to participate in the survey, which measures workplace satisfaction in several areas based on employee survey feedback. Magnolia placed sixth among mid-sized companies who participated in the survey in the greater Houston area.

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

As of December 31, 2023, 24% of Magnolia’s total employee population was female and 30% identified as members of a minority group, as defined by the U.S. Equal Employment Opportunity Commission. At the Company’s headquarters location in Houston, Texas, 39% of Magnolia’s employees were female and 36% identified as members of a minority group. At Magnolia’s Giddings and Gillett, Texas locations, combined, 5% of Magnolia’s employees were female and 22% identified as members of a minority group.

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

The Magnolia Good Catch Program recognizes employees who identify and submit potential safety or environmental issues before they arise. The Company reviews employee submissions each month and provides recognition and monetary awards for the most impactful submission. The Company then recognizes the most significant of these monthly submissions through its yearly Great Catch Awards, where award winners receive recognition and a monetary award.

The Company recognizes that employee training is important to achieving its goals and maintaining safe operations. In 2023, its full-time field employees, on average, received approximately 60 hours of safety training designed to enhance their skills. Team members at the Company’s field locations are assigned computer-based training courses monthly covering a variety of safety and environmental subjects that are pertinent to their daily activities, including electrical safety, respiratory protection, heat stress prevention, and personal protective equipment. Training and skills development continue at Magnolia’s monthly leader-led safety meetings, which are conducted in person at its two field locations or virtually. At these meetings, teams review pertinent safety incidents and corrective actions, discuss specific safety topics in depth, and receive updates on safety performance metrics.

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

Strengthening Local Communities

In support of Magnolia’s commitment to strengthen the local communities where it operates, Magnolia makes a $1,000 donation annually on each employee’s behalf to the charitable organization of their choice. In 2023, employees across the Company directed $194,000 in donations to local and national non-profits. Contributions went to a variety of health and human services organizations, faith-based groups, educational institutions, and charities providing services to children and young adults, among other causes.

In addition to employee-directed contributions, Magnolia’s Field Giving Program provides direct donations to non-profit organizations in local communities where Magnolia operates. In 2023, Magnolia’s field teams donated more than $42,000 to 25 organizations. Organizations supported included volunteer fire departments and school districts, food banks, and historic preservation organizations as well as scholarship funds associated with local rodeos, fairs, and other community events.

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
•the impact on worldwide economic activity of an epidemic, pandemic, outbreak, or other public health event, such as COVID-19;
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

Lower commodity prices may reduce Magnolia’s cash flow and borrowing ability and cause the Company to shut in wells or curtail production. If Magnolia is unable to obtain needed capital or financing on satisfactory terms, its ability to acquire and develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserves volumes due to economic limits. In addition, sustained periods with lower oil and natural gas prices may adversely affect drilling economics and Magnolia’s ability to raise capital, which may require it to re-evaluate and postpone or eliminate its development program, and result in the reduction of some proved undeveloped reserves and related standardized measure. If Magnolia is required to curtail its drilling program, Magnolia may be unable to hold leases that are scheduled to expire, which may further reduce reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect Magnolia’s future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

Inflation may adversely affect Magnolia’s business, results of operations, and financial condition.

Magnolia is in an industry that has experienced inflationary pressures on operating costs - namely fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor, and drilling and completion services. Although for many years, inflation in the United States had been relatively low, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. According to the Bureau of Labor Statistics, inflation rose to a peak of 9.1% in June 2022, and has since decreased to 3.4% as of December 2023. While supply chain disruptions and inflation have not materially affected Magnolia’s operating results to date, if Magnolia is unable to work with its suppliers to limit or prevent increases in its costs of operations, it could adversely affect its operating results. In addition, any projected future decreases in Magnolia’s operating results due to inflation could adversely affect Magnolia’s future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

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

Use of new technologies may not prove successful and could result in significant cost overruns or delays or reductions in production, and, in extreme cases, the abandonment of a well. In addition, certain of the new techniques may cause irregularities or interruptions in production due to offset wells being shut in and the time required to drill and complete multiple wells before any such wells begin producing. Furthermore, the results of drilling in new or emerging areas of certain formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer and emerging areas of certain formations have limited or no production history and, consequently, Magnolia may be more limited in assessing future drilling results in these areas. If its drilling results are less favorable than anticipated, the return on investment for a particular project may not be as attractive as anticipated, and Magnolia could incur material write-downs of unevaluated properties, and the value of undeveloped acreage could decline in the future.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, natural gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. If there are widespread public health crises, epidemics and outbreaks of infectious diseases such as COVID-19 across the United States and other locations across the world and related responsive measures are imposed, and if such events reduce demand for oil and natural gas, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

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

Magnolia’s decisions to develop or purchase prospects or properties will depend, in part, on the evaluation of data obtained through geophysical and geological analysis, production data, and engineering studies, which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see the risk factor “Crude oil, natural gas, and NGL reserves are estimates, and actual recoveries may vary significantly.” In addition, the cost of drilling, completing, and operating wells is often uncertain.

Further, many factors may curtail, delay, or cancel scheduled drilling projects, including:

•delays imposed by, or resulting from, permitting activities, compliance with regulatory requirements, including limitations on wastewater disposal, emission of GHGs, and hydraulic fracturing;
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
•the impact on worldwide economic activity of an epidemic, pandemic, outbreak, or other public health event, such as COVID-19; and
•changes in the supply chain of the Company’s vendors that may adversely impact the supply of key components.

Crude oil, natural gas, and NGL reserves are estimates, and actual recoveries may vary significantly.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. In order to prepare the reserve estimates, Magnolia must project production rates and timing of development expenditures. The Company must also analyze available geological, geophysical, production, and engineering data. The extent, quality, and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes other than income taxes, and availability of funds. Magnolia cannot assure you that its management team’s assumptions with respect to projected production and/or the timing of development expenditures will not materially change in subsequent periods. Magnolia’s management team and board may determine to secure and deploy development capital at a faster or slower pace than currently assumed.

Actual future production, oil prices, natural gas prices, NGL prices, revenues, taxes other than income taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves may vary from Magnolia’s estimates. For instance, initial production rates reported by Magnolia or other operators may not be indicative of future or long-term production rates, recovery efficiencies may be lower than expected, and production declines may be greater than anticipated and may be more rapid and irregular when compared to initial production rates. In addition, estimates of proved reserves may be adjusted to reflect additional production history, results of development activities, current commodity prices, and other existing factors. Any significant variance could materially affect the estimated quantities and present value of reserves. Moreover, there can be no assurance that reserves will ultimately be produced or that proved undeveloped reserves will be developed within the periods anticipated.

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

Substantially all of Magnolia’s producing properties are geographically concentrated in South Texas. As a result, Magnolia may be disproportionately exposed to various factors, including, among others: (i) the impact of regional supply and demand factors, (ii) delays or interruptions of production from wells in such areas caused by governmental regulation, (iii) processing or transportation capacity constraints, (iv) market limitations, (v) availability of equipment and personnel, (vi) water shortages or other drought related conditions, or (vii) interruption of the processing or transportation of oil, natural gas, or NGLs. The concentration of Magnolia’s assets in a limited geographic area also increases its exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the region such as natural disasters, severe weather events, seismic events, industrial accidents, or labor difficulties.

The concentration of Magnolia’s producing properties exposes Magnolia to disproportionate and adverse impacts from extreme regional weather events, which could affect the Company’s suppliers or customers. For example, a significant hurricane or similar weather event could damage refining and other oil and natural gas-related facilities on the Gulf Coast, which (if significant enough) could limit the availability of gathering and transportation facilities across Texas and could then cause production in the Eagle Ford Shale and Giddings area (including potentially Magnolia’s production) to be curtailed or shut in or (in the case of natural gas) flared. Any of the above-referenced events could have a material adverse effect on Magnolia. Likewise, a weather event like the severe winter storms in Texas in February 2021 could reduce the availability of electrical power, road accessibility, and transportation facilities, which could have an adverse impact on Magnolia’s production volumes. Any one of these factors has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs, and prevent development of lease inventory before expirations. Any of the risks described above could have a material adverse effect on Magnolia’s business, financial condition, results of operations, and cash flow.

In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Karnes and Giddings areas, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of Magnolia’s portfolio of properties, a number of its properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on its results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on Magnolia’s financial condition and results of operations.

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

As of December 31, 2023, Magnolia’s assets contained 34.6 MMboe of proved undeveloped reserves consisting of 11.0 MMBbls of oil, 73.4 Bcf of natural gas, and 11.3 MMBbls of NGLs. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Magnolia’s ability to fund these expenditures is subject to several risks. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves. Delays in the development of reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of the proved undeveloped reserves and future net revenues estimated for such reserves, and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause Magnolia to have to reclassify proved undeveloped reserves as unproved reserves. Furthermore, there is no certainty that Magnolia will be able to convert proved undeveloped reserves to developed reserves, or that undeveloped reserves will be economically viable or technically feasible to produce.

Certain factors could require Magnolia to write-down the carrying values of its properties, including commodity prices decreasing to a level such that future undiscounted cash flows from its properties are less than their carrying value.

Accounting rules require that Magnolia periodically review the carrying value of its properties for possible impairment. Based on prevailing commodity prices, specific market factors, circumstances at the time of prospective impairment reviews, the continuing evaluation of development plans, production data, economics, and other factors, Magnolia may be required to write-down the carrying value of its properties. A write-down constitutes a non-cash impairment charge to earnings. Long-term declines in commodity prices may adversely affect proved reserve values, which may result in a proved property impairment of Magnolia’s properties, which could have a material adverse effect on results of operations for the periods in which such charges are taken. Magnolia could experience material write-downs as a result of lower commodity prices or other factors, including low production results or high lease operating expenses, capital expenditures, or transportation fees.

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

Magnolia normally sells its production to a relatively small number of customers, as is customary in the oil and natural gas business. In 2023, there were three purchasers who accounted for an aggregate 61% of the total revenue attributable to Magnolia’s assets. The loss of any significant purchaser could adversely affect Magnolia’s revenues in the short-term. Magnolia expects to depend upon these or other significant purchasers for the sale of most of its oil and natural gas production. Magnolia cannot ensure that it will continue to have ready access to suitable markets for its future oil and natural gas production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel, and oilfield services could adversely affect Magnolia’s ability to execute its development plans within its budget and on a timely basis.

The demand for drilling rigs, pipe, and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and gas industry, can fluctuate significantly, often correlated with oil, natural gas, and NGL prices, causing periodic shortages of supplies and needed personnel. Magnolia’s operations are concentrated in areas in which oilfield activity levels have increased rapidly, and as a result, demand for such drilling rigs, equipment, and personnel, as well as access to transportation, processing, and refining facilities in these areas, have increased, as have the costs for those items. To the extent that commodity prices continue to increase in the future, the demand for and prices of these goods and services are likely to increase, and Magnolia could encounter delays in securing, or an inability to secure, the personnel, equipment, power, services, resources, and facilities access necessary for it to resume or increase Magnolia’s development activities, which could result in production volumes being below its forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on cash flow and profitability. Furthermore, if Magnolia is unable to secure drilling rigs, it may not be able to drill all of its acreage before its leases expire.

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

Magnolia relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting Magnolia’s business and operations. Cyber security risks, including phishing-attacks, unauthorized access, malicious software, data exfiltration, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise computer and telecommunications systems and result in disruptions to the Company’s business operations or the access, disclosure, or loss of Company data and proprietary information. Additionally, as a producer of oil and natural gas, Magnolia faces various security threats that could render its information or systems unusable, and threats to the security of its facilities and infrastructure or the facilities and infrastructure of third parties, such as gathering and processing and other facilities, refineries and pipelines, or third party technology cloud providers. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information, facilities, infrastructure, and systems essential to Magnolia’s business and operations, as well as data corruption, communication interruptions, or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations, and cash flows.

Magnolia’s implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for its information, systems, facilities, and infrastructure may result in increased costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring.

Risks Related to Environmental, Regulatory, and Political Conditions

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

Magnolia may elect not to obtain insurance for any or all of these risks if it believes that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on Magnolia’s business, financial condition, and results of operations.

Magnolia’s operations are subject to a series of risks arising from the threat of climate change.

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of GHGs or directly imposing a price on carbon has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. In December 2023, the EPA published a final rule to strengthen the existing emissions reduction requirements in Subpart OOOOa, expand reduction requirements for new, modified and reconstructed oil and natural gas sources in Subpart OOOOb, and impose methane emissions limitations on existing oil and natural gas sources nationwide for the first time. In addition, the final rule establishes “Emissions Guidelines,” creating a Subpart OOOOc that requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The final rule also creates a new third-party monitoring program to flag large emissions events, referred to as “super emitters”. Notably, the EPA imposed a December 6, 2022 applicability date for Subparts OOOOb and OOOOc, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report emissions under EPA’s Greenhouse Gas Reporting Program. To implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the

Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is currently scheduled to be finalized in the spring of 2024 and is expected to take effect on January 1, 2025, in advance of the deadline for GHG reporting for 2024 (March 2025). In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain.

Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, pursuant to the terms of the Paris Agreement, the United States has committed to reducing its GHG emissions by at least 50% below 2005 levels by 2030. In addition, at the 26th conference of parties (“COP26”) in September 2021, the United States and the European Union jointly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. At the 27th conference of parties in November 2022, President Biden announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources (discussed above), and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas, and at the 28th conference of parties in December 2023, the Biden administration announced the final methane rule (discussed above). In addition, nearly 200 countries, including the United States, agreed to transition away from fossil fuels while accelerating action in this decade to achieve net zero GHG emissions by 2050. To the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and gas industry, it could have a material adverse effect on the Company’s business, including by restricting Magnolia’s ability to execute on its business strategy, requiring additional capital, compliance, operating and maintenance costs, increasing the cost of Magnolia’s products and services, reducing demand for its products and services, reducing its access to financial markets, or creating greater potential for governmental investigations or litigation.

Furthermore, climate change-related developments may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks associated with exploration and production activities. Negative public perception regarding the Company and/or its industry resulting from, among other things, concerns raised by advocacy groups about climate change, emissions, hydraulic fracturing, seismicity, or oil spills may lead to increased litigation risk and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits Magnolia needs to conduct the Company’s operations to be withheld, delayed, or burdened by requirements that restrict the Company’s ability to profitably conduct the Company’s business. In addition, various officials and candidates at the federal, state, and local levels, have made climate-related pledges or proposed banning hydraulic fracturing altogether. More broadly, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in increases in the Company’s compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation, driving down demand for the Company’s products, or stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels).

Increasing attention from governmental and regulatory bodies, investors, consumers, industry, and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology); increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies), as well as more efficient products and services. These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, the products that Magnolia sells. Such developments may also adversely impact, among other things, the Company’s stock price and access to capital markets, and the availability of necessary third-party services and facilities, which may increase the Company’s operational costs and adversely affect the Company’s ability to successfully carry out the Company’s business strategy. Climate change-related developments may also impact the market prices of or the Company’s access to raw materials such as energy and water and therefore result in increased costs to the Company’s business. Concern over climate change has also resulted in political risks in the United States, including climate-related pledges by certain candidates now in public office. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Private individuals or public entities may seek to enforce environmental laws and regulations against the Company and could allege personal injury, property damages or other liabilities. While the Company’s business is not a party to any such litigation, Magnolia could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact the Company’s operations and could have an adverse impact on the Company’s financial condition.

Negative perceptions regarding the Company’s industry and reputational risks, including perceptions regarding the sufficiency of the Company’s ESG program (which may include policies, practices, and extralegal objectives related to climate change, environmental stewardship, social responsibility, and corporate governance), may also in the future adversely affect the Company’s ability to successfully carry out the Company’s business strategy by adversely affecting its access to capital. There have been efforts in recent years, for example, to influence the investment community, including investment advisors, insurance companies, and certain sovereign wealth, pension and endowment funds and other groups, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Certain financial institutions and members of the investment community have shifted and others may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Institutional lenders who provide financing to energy companies such as the Company have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Ultimately, this could make it more difficult to secure funding for exploration and production activities or adversely impact the cost of capital for both the Company and its customers, and could thereby adversely affect the demand and price of the Company’s securities. Lower equity returns in the sector versus other industry sectors may lead to lower oil and natural gas representation in certain key equity market indices. Limitation of investments in and financings for energy companies could also result in the restriction, delay, or cancellation of infrastructure projects and energy production activities. Additionally, shareholder activism has been recently increasing in the oil and gas industry, and shareholders may attempt to effect changes to Magnolia’s business or governance, whether by shareholder proposals, public campaigns, proxy solicitations, or otherwise. Such actions could adversely impact the Company’s business by distracting management and other personnel from their primary responsibilities, require the Company to incur increased costs, and/or result in reputational harm. Activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive industries. As noted above, activists may also pursue other means of curtailing oil and natural gas operations, such as through litigation. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including Magnolia’s. This may also potentially result in a reduction of available capital funding for potential development projects, impacting the Company’s future financial results.

Magnolia’s assets are located in areas that may be prone to severe weather events, due to climate change or otherwise, including hurricanes, winter storms, floods, and major tropical storms. These events could adversely affect or delay demand for the Company’s products or cause the Company to incur significant costs in preparing for, or responding to, the effects thereof. Energy needs could increase or decrease as a result of weather conditions, depending on the duration and magnitude of any such weather events, and adversely impact Magnolia’s operating costs or revenues. To the extent the frequency of extreme weather events increases, due to climate change or otherwise, this could impact operations in various ways, including damage to or disruption of operations at the Company’s facilities, increased insurance premiums or increases to the cost of providing service, reduced availability of electrical power, road accessibility, and transportation facilities, as well as impacts on personnel, supply chain, distribution chain or customers. Any of these effects could have an adverse effect on the Company’s assets and operations. The Company’s ability to mitigate the physical impacts of adverse weather conditions depends in part upon its emergency preparedness and response along with its business continuity planning. See “Magnolia’s producing properties are predominantly located in South Texas, making Magnolia vulnerable to risks associated with operating in a limited geographic area.”

New climate disclosure rules proposed by the SEC may increase Magnolia’s costs of compliance and adversely impact its business.

In March 2022, the U.S. Securities and Exchange Commission proposed new rules relating to the disclosure of a range of climate-related risks. To the extent this rule is finalized as proposed, Magnolia could incur increased costs relating to the assessment and disclosure of climate-related risks, including increased legal, accounting and financial compliance costs, as well as making some activities more difficult, time-consuming and costly, and placing strain on Magnolia’s personnel, systems and resources. Magnolia may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. The SEC proposes certain phase-in compliance dates for disclosures under the proposed rules, including for GHG emissions metrics.

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

From time to time, federal legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in recent federal tax legislation such as the Inflation Reduction Act of 2022, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Magnolia’s future cash flows and results of operations.

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

Magnolia’s ability to make scheduled payments on or to refinance its indebtedness obligations depends on Magnolia’s financial condition and operating performance, which are subject to financial, business, and other factors, many of which are beyond Magnolia’s control. Magnolia may not be able to maintain a level of cash flow from operating activities sufficient to permit Magnolia to service or repay its indebtedness. Failure to make required payments on its indebtedness will result in an event of default under the agreement governing the applicable indebtedness, entitling the requisite lenders of such indebtedness to accelerate the payment of obligations thereunder and to exercise other remedies, including in respect of collateral (if any) securing such indebtedness. As of December 31, 2023, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility and $450.0 million of borrowing capacity of the RBL Facility.

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

The RBL Facility limits the amounts Magnolia can borrow up to a borrowing base amount, which the lenders determine, in good faith, in accordance with their respective usual and customary oil and natural gas lending criteria, based upon the loan value of the proved oil and natural gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders. As of December 31, 2023, the Company had $450.0 million of borrowing base capacity and no borrowings.

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

Magnolia is a holding company and its principal asset is its controlling equity interest in Magnolia LLC. Magnolia has no independent means of generating revenue. To the extent Magnolia LLC has available cash, Magnolia intends to cause Magnolia LLC to make (i) generally pro rata distributions to its unitholders, including Magnolia, in an amount at least sufficient to allow Magnolia to pay its taxes and (ii) non-pro rata payments to Magnolia to reimburse it for its corporate and other overhead expenses. As of December 31, 2023, the Company had $450.0 million of borrowing base capacity and no borrowings during the year or outstanding at the end of the period, and therefore there were no restrictions under the RBL Facility on the ability of Magnolia LLC and its subsidiaries to transfer funds to Magnolia. To the extent that Magnolia needs funds and Magnolia LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any financing arrangements, or are otherwise unable to provide such funds, Magnolia’s liquidity and financial condition could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has a robust, risk-based cybersecurity program, designed to protect the company’s data as well as data belonging to its customers and partners. In addition to performing its annual assessment of the overall cybersecurity risk as part of the Company’s Enterprise Risk Assessment evaluation, Magnolia constantly assesses its cybersecurity risks by considering the likelihood of occurrence and the potential impact on the business. The risk identification process considers those common in the oil and gas industry and those that pertain to the technologies within the Company’s applications and infrastructure.

Magnolia has policies that govern many aspects of computer and data security, data backup, appropriate use, and incident management. In addition, there are several key risk mitigation processes and software tools in place to prevent, detect, and respond to cybersecurity attacks. Multi-factor authentication and privileged access are required to access the Company’s network in order to protect internal data and ensure appropriate access. The Company utilizes security vulnerability scanning software and 24/7 monitoring to detect and prevent significant cybersecurity threats. Magnolia uses a leading email and spam filtering solution and requires mandatory security awareness training for all employees, which is reinforced through periodic simulated phishing tests.

The Company uses a sophisticated backup and recovery methodology that supports the replication of data across multiple secure data centers with the intent to prevent local and cloud backup data from accidental destruction and unavailability in the event of data loss or a major cyber event. Magnolia has a cybersecurity Incident Response Plan (“IRP”) in place that was established to help protect the integrity, availability, and confidentiality of information, prevent loss of service, and adhere to industry best practices. The IRP is reviewed annually and specifies the process for identifying a cybersecurity incident, conducting the initial investigation, classifying incident severity, documenting and communicating information to the appropriate parties, responding to and remediating the incident, and ongoing training. In the event of a cybersecurity incident, the IRP would be initiated to inform management, the Audit Committee, and the board of directors. The Company also has contracted retainers with third party vendors in the event they are required to assist during a major cybersecurity incident.

Cybersecurity risks are an important subset of Magnolia’s overall risk management process. The Company considers the complexity of and reliance on cyber-connected systems in its risk assessment and prioritization. Magnolia’s information security management processes and controls are based upon industry leading frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Through recurring internal audits, controls are regularly reviewed, tested, and enhanced to promote best practices.

Magnolia engages third party consultants to benchmark its internal cybersecurity posture against the NIST CSF, perform external penetration tests, and facilitate simulated cyberattacks and incident responses. Additionally, third party service providers perform continuous managed detection and response activities. Security due diligence is performed when considering purchasing third party software and utilizing third party hosted providers. This evaluation considers the security architecture, confidentiality and criticality of data, as well as methods and practices used by third party vendors to encrypt, transmit, store, back up, and recover data.

Governance

The Audit Committee of the board of directors has oversight of the Company’s risk management, including cybersecurity. The Company’s senior officers, including its Vice President, Information Technology, are responsible for cybersecurity risk management and regularly communicate with the Audit Committee and the board of directors regarding risks and threats, including the status of current cybersecurity risk prevention and threat detection efforts. Magnolia’s Vice President, Information Technology, is the primary individual responsible for assessing and managing cybersecurity risks. He has extensive experience managing information technology departments of oil and gas organizations. This includes responsibilities for securing the solutions, data, and infrastructure for both corporate and field operations technology. The Company’s technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security.

The Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Please see “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion regarding the Company’s cybersecurity risks.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Magnolia’s Executive Officers and Directors

The following table sets forth, as of February 15, 2024, the names, ages, and positions held by Magnolia’s executive officers and directors:

Name	Age	Position
Christopher G. Stavros	60	President, Chief Executive Officer and Director
Brian M. Corales	44	Senior Vice President and Chief Financial Officer
Timothy D. Yang	52	Executive Vice President, General Counsel, Corporate Secretary and Land
Steve F. Millican	48	Senior Vice President, Operations
Dan F. Smith	77	Chairman
Arcilia C. Acosta	58	Director
Angela M. Busch	57	Director
Edward P. Djerejian	84	Director
David M. Khani	60	Director
James R. Larson	74	Director
John B. Walker	78	Director

Christopher G. Stavros is Magnolia’s President and Chief Executive Officer and serves as a member of the Company’s board of directors. Before his appointment to this position in September 2022, he served as Magnolia’s Executive Vice President and Chief Financial Officer since the closing of the Business Combination. Prior to joining the Company, Mr. Stavros was the Chief Financial Officer of Occidental Petroleum Corporation (“Occidental”), whose principal businesses consist of oil and gas, chemical and midstream, and marketing segments. Mr. Stavros served in this position from 2014 to 2017, having previously served in various investor relations and treasury roles at Occidental since 2005.

Brian M. Corales serves as Magnolia’s Senior Vice President and Chief Financial Officer. Prior to this appointment, Mr. Corales served as the Company’s Vice President, Investor Relations since November 2018. Prior to joining the Company in November 2018, Mr. Corales was a senior analyst at Johnson Rice & Co. and previously spent 15 years in positions at other investment banks, including as a director at Scotia Howard Weil from October 2009 to February 2018, where he covered exploration and production companies with a range of market caps located in various basins throughout the United States.

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

Arcilia C. Acosta is the Chief Executive Officer of CARCON Industries & Construction, a full-service construction firm, and is also the founder and Chief Executive Officer of Southwestern Testing Laboratories (STL Engineers), a geotechnical engineering and construction materials testing firm, both of which are based in Dallas, Texas. Ms. Acosta is currently a member of the board of directors of Vistra Corporation and Veritex Holdings, Inc.

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

David M. Khani served as Chief Financial Officer of EQT Corporation, a leading independent U.S. natural gas producer with an asset base in the core of the Appalachian Basin (“EQT Corp.”), from January 2020 until July 2023. Prior to joining EQT Corp., Mr. Khani served as the Executive Vice President and Chief Financial Officer of CONSOL Energy (“CONSOL”), an energy company whose businesses during his tenure included natural gas, exploration and production, and coal mining. During his time at CONSOL, Mr. Khani also held chief financial officer and board member roles at CONSOL affiliates, including at CNX Midstream Partners LLC (formerly, CONE Midstream LLC), a joint venture with Noble Energy. Mr. Khani spent the first 18 years of his career at various investment banking and capital market firms, including FBR & Co., Prudential Financial, Inc., and Lehman Brothers, Inc.

James R. Larson has served as an independent director of CSI Compressco GP LLC and its predecessor CSI Compressco GP Inc., general partner of CSI Compressco L.P., a provider of compression services and equipment for oil and natural gas production, gathering, transportation, processing, and storage, and as Chairman of its Audit Committee since July 2011, and served as a member of its Conflicts Committee from April 2012 until January 2021 and as Chairman of its Conflicts Committee since August 2021. Mr. Larson retired in January 2006 from his position as senior vice president of Anadarko Petroleum Corporation (“Anadarko”), an independent exploration and production company, and he held various tax and financial positions within Anadarko since joining the company in 1981.

John B. Walker is Executive Chairman of EnerVest, Ltd., a position he has held since December 2020. He previously served as EnerVest’s Chief Executive Officer since its formation in 1992. Mr. Walker served as Chairman of the Independent Petroleum Association of America from 2003 to 2005 and served on the board of Petrologistics LP from 2012 until 2014. Mr. Walker served on the Board of Regents of the Texas Tech University System from 2012 until 2023. Mr. Walker is a member of the National Petroleum Council, where he currently serves as Chairman of the Nominating Committee.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Magnolia’s Class A Common Stock are currently traded on the NYSE under the ticker symbol “MGY.” As of February 12, 2024, there were 11 holders of record of Magnolia’s Class A Common Stock, and 5 holders of record of the Company’s Class B Common Stock, par value $0.0001 per share.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s share repurchase activities for the year ended December 31, 2023:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet be Purchased Under the Program (1)
January 1, 2023 - September 30, 2023	7,149,000	$21.38	7,149,000	11,718,105
October 1, 2023 - October 31, 2023	520,216	22.40	520,216	11,197,889
November 1, 2023 - November 30, 2023	1,050,000	21.63	1,050,000	10,147,889
December 1, 2023 - December 31, 2023	929,784	21.30	929,784	9,218,105
Total	9,649,000	$21.46	9,649,000	9,218,105
(1)As of December 31, 2023, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return (including the reinvestment of dividends) for the Company’s Class A Common Stock to that of the Standard and Poor’s (“S&P”), 500 Index and the S&P 500 Oil & Gas Exploration and Production Index. “Cumulative total return” means the change in share price of the Company’s Class A Common Stock during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s Class A Common Stock and in each of the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index on December 31, 2018.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MAGNOLIA OIL AND GAS, THE S&P 500 INDEX, AND THE S&P 500 OIL & GAS EXPLORATION AND PRODUCTION INDEX

260
240
220
200
180
160
140
120
100
80
60
40
20
0
Index Values ($)
Initial
2019
2020
2021
2022
2023
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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid reserves that operates in one reportable segment located in the United States. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. The Company’s allocation of capital prioritizes reinvesting in its business to achieve moderate and predictable annual volume growth, balanced with returning capital to its shareholders through dividends and share repurchases.

Magnolia’s business model prioritizes prudent and disciplined capital allocation, free cash flow, and financial stability. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low financial leverage. As of December 31, 2023, Magnolia operated two rigs. The Company’s gradual and measured approach toward the development of the Giddings area has created operating efficiencies leading to higher production in 2023.

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

Business Overview

As of December 31, 2023, Magnolia’s assets in South Texas included 72,503 gross (50,681 net) acres in the Karnes area and 717,216 gross (525,823 net) acres in the Giddings area. As of December 31, 2023, Magnolia held an interest in approximately 2,483 gross (1,680 net) wells, with total production of 82.3 thousand barrels of oil equivalent per day (“Mboe/d”) for the year ended December 31, 2023. As of December 31, 2023, Magnolia was running a two-rig program.

Magnolia recognized net income attributable to Class A Common Stock of $388.3 million, or $2.04 per diluted common share, for the year ended December 31, 2023. Magnolia also recognized net income of $442.6 million, which includes noncontrolling interest of $54.3 million for the year ended December 31, 2023.

As of December 31, 2023, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. During the year ended December 31, 2023, the Company repurchased 9.6 million shares of Class A Common Stock under the program at a weighted average price of $21.46, for a total cost of approximately $207.0 million. As of December 31, 2023, 9.2 million shares of Class A Common Stock remained under the share repurchase program.

As of December 31, 2023, Magnolia owned approximately 89.4% of the interest in Magnolia LLC and the noncontrolling interest was 10.6%.

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•In November 2023, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area for approximately $264.1 million, subject to customary purchase price adjustments, and an additional contingent cash consideration of up to $40.0 million through January 2026 based on future commodity prices. The transaction was accounted for as an asset acquisition.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

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

	Years Ended
(In thousands, except per unit data)	December 31, 2023	December 31, 2022
Production:
Oil (MBbls)	12,608	12,189
Natural gas (MMcf)	55,085	50,660
NGLs (MBbls)	8,266	6,874
Total (Mboe)	30,054	27,506

Average daily production:
Oil (Bbls/d)	34,541	33,394
Natural gas (Mcf/d)	150,918	138,796
NGLs (Bbls/d)	22,645	18,833
Total (boe/d)	82,340	75,360

Revenues:
Oil revenues	$958,388	$1,158,006
Natural gas revenues	102,054	301,494
Natural gas liquids revenues	166,537	234,993
Total revenues	$1,226,979	$1,694,493

Average Price:
Oil (per barrel)	$76.02	$95.01
Natural gas (per Mcf)	1.85	5.95
NGLs (per barrel)	20.15	34.18

Oil revenues were 78% and 68% of the Company’s total revenues for the years ended December 31, 2023 and 2022, respectively. Oil production was 42% and 44% of total production volume for the years ended December 31, 2023 and 2022, respectively. Oil revenues for the year ended December 31, 2023 were $199.6 million lower than the year ended December 31, 2022. A 20% decrease in average prices decreased revenues for the year ended December 31, 2023 by $231.5 million compared to the same period in the prior year, partially offset by a 3% increase in oil production which increased revenues by $31.9 million.

Natural gas revenues were 8% and 18% of the Company’s total revenues for the years ended December 31, 2023 and 2022, respectively. Natural gas production was 31% of total production volume for each of the years ended December 31, 2023 and 2022. Natural gas revenues for the year ended December 31, 2023 were $199.4 million lower than the year ended December 31, 2022. A 69% decrease in average prices decreased revenues for the year ended December 31, 2023 by $207.6 million compared to the same period in the prior year, partially offset by a 9% increase in natural gas production which increased revenues by $8.2 million. The realized revenue pricing included the impact of gas plant processing fees that were netted from revenue.

NGL revenues were 14% of the Company’s total revenues for each of the years ended December 31, 2023 and 2022. NGL production was 27% and 25% of total production volume for the years ended December 31, 2023 and 2022, respectively. NGL revenues for the year ended December 31, 2023 were $68.5 million lower than the year ended December 31, 2022. A 41% decrease in average prices decreased revenues for the year ended December 31, 2023 by $96.5 million compared to the same period in the prior year, partially offset by a 20% increase in NGL production which increased revenues by $28.0 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Years Ended
(In thousands, except per unit data)	December 31, 2023	December 31, 2022
Operating Expenses:
Lease operating expenses	$155,491	$131,513
Gathering, transportation, and processing	44,327	64,754
Taxes other than income	65,565	94,031
Exploration expenses	5,445	11,586
Asset retirement obligations accretion	4,039	3,245
Depreciation, depletion and amortization	324,790	243,152
Impairment of oil and natural gas properties	15,735	—
General and administrative expenses	77,102	72,426
Total operating costs and expenses	$692,494	$620,707

Other Income (Expense):
Interest expense, net	$(33)	$(23,442)
Other income, net	15,360	6,543
Total other income (expense), net	$15,327	$(16,899)

Average Operating Costs per boe:
Lease operating expenses	$5.17	$4.78
Gathering, transportation, and processing	1.47	2.35
Taxes other than income	2.18	3.42
Exploration expenses	0.18	0.42
Asset retirement obligations accretion	0.13	0.12
Depreciation, depletion and amortization	10.81	8.84
Impairment of oil and natural gas properties	0.52	—
General and administrative expenses	2.57	2.63

Lease operating expenses are the costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the year ended December 31, 2023 were $24.0 million, or $0.39 per boe, higher than the year ended December 31, 2022, due to increased activity, acquisitions, and an increase in costs including chemicals, compression and maintenance costs.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation, and processing costs for the year ended December 31, 2023 were $20.4 million, or $0.88 per boe, lower than the year ended December 31, 2022, primarily due to lower natural gas and NGL prices which resulted in lower processing costs, partially offset by higher volumes. The Company is party to a number of contracts that are recorded gross within natural gas and NGL revenues, which track with natural gas and NGL pricing, and thereby have contributed to a decrease in gathering, transportation, and processing expense.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the year ended December 31, 2023 were $28.5 million, or $1.24 per boe, lower than the year ended December 31, 2022, primarily due to a decrease in production taxes as a result of the decrease in oil, natural gas, and NGL revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the year ended December 31, 2023 were $6.1 million, or $0.24 per boe, lower than the year ended December 31, 2022, due to decreased spending on seismic licenses.

Depreciation, depletion and amortization (“DD&A”) during the year ended December 31, 2023 was $81.6 million, or $1.97 per boe, higher than the year ended December 31, 2022 due to increased production and a higher depreciable cost basis.

During the year ended December 31, 2023, the Company recognized a $15.7 million proved property impairment related to the Highlander property.

General and administrative expenses during the year ended December 31, 2023 were $4.7 million higher, but $0.06 per boe lower, than the year ended December 31, 2022. General and administrative expenses were higher year over year primarily due to higher corporate payroll expenses as a result of higher headcount, but lower on a per boe basis because of increased production.

Interest expense, net, during the year ended December 31, 2023 was $23.4 million lower than the year ended December 31, 2022, driven by higher interest income realized during 2023 as a result of a higher interest rates.

Other income, net, during the year ended December 31, 2023 was $8.8 million higher than the year ended December 31, 2022. This is primarily comprised of the gain on revaluation of the contingent consideration liability associated with the acquisition of certain oil and gas producing properties in the Giddings area in the fourth quarter of 2023.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	For the Years Ended
(In thousands)	December 31, 2023	December 31, 2022
Current income tax expense	$31,852	$72,358
Deferred income tax expense (benefit)	75,356	(65,720)
Income tax expense	$107,208	$6,638

For the year ended December 31, 2023, income tax expense was $100.6 million higher than the year ended December 31, 2022, comprised of movements in both current and deferred income taxes. For the year ended December 31, 2023, the Company recognized $75.4 million of deferred income tax expense, while the Company recognized $65.7 million of deferred income tax benefit in the prior year due to the release of the valuation allowance against the Company’s deferred tax assets. The increase in deferred income tax expense was partially offset by the $40.5 million decrease in current income tax expense due to lower taxable income, primarily as a result of the decline in commodity prices. See Note 11—Income taxes in the Notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K for further detail.

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

As of December 31, 2023, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of December 31, 2023, the Company has $851.1 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, and $401.1 million of cash and cash equivalents. As of December 31, 2023, the Company’s Adjusted Consolidated Net Tangible Asset, as calculated in accordance with the Company’s Indenture relating to its 2026 Senior Notes, was approximately $3.8 billion.

Cash and Cash Equivalents

At December 31, 2023, Magnolia had $401.1 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$855,789	$1,296,687

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(355,499)	$(90,126)
Additions to oil and natural gas properties	(424,890)	(465,139)
Changes in working capital associated with additions to oil and natural gas properties	(33,793)	37,987
Class A Common Stock repurchases	(205,320)	(164,913)
Class B Common Stock purchases and cancellations	—	(187,273)
Dividends paid	(88,077)	(75,198)
Distributions to noncontrolling interest owners	(14,065)	(29,362)
Other	(8,465)	(14,204)
Net uses of cash and cash equivalents	(1,130,109)	(988,228)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(274,320)	$308,459

Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short term and long term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings or net losses, with the exception of certain non-cash expenses such as DD&A, stock based compensation, amortization of deferred financing costs, gain on revaluation of contingent consideration, the non-cash portion of exploration expenses, impairment of oil and natural gas properties, asset retirement obligations accretion, and deferred taxes.

Net cash provided by operating activities totaled $855.8 million and $1.3 billion for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, cash provided by operating activities was negatively impacted by lower realized oil, natural gas, and NGL prices.

Uses of Cash and Cash Equivalents

Acquisitions

During the year ended December 31, 2023, the Company completed various leasehold, mineral rights, and property acquisitions totaling $355.5 million, primarily comprised of two acquisitions of certain oil and gas producing properties located in the Giddings area for $264.1 million and $41.8 million.

During the year ended December 31, 2022, the Company completed various leasehold, mineral rights, and property acquisitions of certain oil and natural gas assets totaling $90.1 million, subject to customary closing adjustments.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the years ended December 31, 2023 and 2022.

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022
Drilling and completion	$421,623	$459,837
Leasehold acquisition costs	3,267	5,302
Total capital expenditures	$424,890	$465,139

As of December 31, 2023, Magnolia was running a two-rig program. The activity during the year ended December 31, 2023 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of December 31, 2023, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the years ended December 31, 2023 and 2022, the Company repurchased 9.6 million and 7.0 million shares under this authorization, for a total cost of approximately $207.0 million and $153.3 million, respectively.

As of December 31, 2023, Magnolia owned approximately 89.4% of the interest in Magnolia LLC and the noncontrolling interest was 10.6%.

During the year ended December 31, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $87.8 million. During the same time period, cash paid for dividends was $88.1 million, inclusive of dividends on vested non-participating securities. Additionally, $10.0 million was distributed to the Magnolia LLC Unit Holders. During the year ended December 31, 2022, the Company declared cash dividends to holders of its Class A Common Stock totaling $75.4 million, of which $75.2 million was paid as of December 31, 2022. Additionally, $14.3 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

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

Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those that are directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2023, that are included in this Annual Report, are planned to be developed within one year.

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

Income Taxes

The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Magnolia LLC. The amount of income taxes recorded by the Company requires interpretations of complex rules related to the Company’s partnership structure and regulations of various tax jurisdictions throughout the United States. Deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the carrying amounts on the consolidated financial statements and the tax basis of assets and liabilities, as measured using currently enacted tax rates. These differences will result in taxable income or deductions in future years when the reported amounts of the assets or liabilities are recovered or settled, respectively. Considerable judgment is required in predicting when these events may occur and whether recovery of an asset is more likely than not. Magnolia records deferred tax assets and associated valuation allowances, when appropriate, to reflect amounts more likely than not to be realized based upon Company analysis. Additionally, federal and state income tax returns are generally not filed before the consolidated financial statements are prepared. Therefore, Magnolia estimates the tax basis of its assets and liabilities at the end of each period, as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks, if any. Adjustments related to differences between the estimates used by the Company and the actual amounts reported are recorded in the periods in which the Company’s income tax returns are filed. These adjustments and changes in estimates of asset recovery and liability settlement as well as significant enacted tax rate changes could have an impact on the Company’s results of operations. Please refer to Note 1—Organization and Summary of Significant Accounting Policies and Note 11—Income Taxes in Part II, Item 8 of this report for additional discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At December 31, 2023, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the year ended December 31, 2023 would have increased (decreased) the Company’s revenues by approximately $12.6 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2023 would have increased (decreased) Magnolia’s revenues by approximately $5.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magnolia Oil & Gas Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties

As discussed in Note 1 to the consolidated financial statements, the Company depreciates, depletes, and amortizes its proved oil and natural gas properties using the unit-of-production method. For the year ended December 31, 2023, the Company recorded depreciation, depletion and amortization expense of $325 million. The estimation of proved oil and natural gas reserves requires the expertise of reservoir engineering specialists, who take into consideration future production, future operating and capital costs, and historical oil and natural gas prices inclusive of price differentials. The Company engages independent reservoir engineering specialists to estimate proved oil and natural gas reserves, which are an input to the calculation of depreciation, depletion, and amortization.

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
February 15, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Magnolia Oil & Gas Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 15, 2024

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$401,121	$675,441
Accounts receivable	189,705	170,770
Drilling advances	12	3,484
Other current assets	435	1,052
Total current assets	591,273	850,747
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,743,580	2,940,011
Other	9,774	8,991
Accumulated depreciation, depletion and amortization	(1,701,333)	(1,415,973)
Total property, plant and equipment, net	2,052,021	1,533,029
OTHER ASSETS
Deferred financing costs, net	3,836	5,636
Deferred tax assets	90,358	162,792
Other long-term assets	18,728	20,381
Total other assets	112,922	188,809
TOTAL ASSETS	$2,756,216	$2,572,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$193,212	$202,846
Other current liabilities (Note 6)	121,675	137,427
Total current liabilities	314,887	340,273
LONG-TERM LIABILITIES
Long-term debt, net	392,839	390,383
Asset retirement obligations, net of current	148,467	95,129
Other long-term liabilities	17,355	6,609
Total long-term liabilities	558,661	492,121
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 214,497 shares issued and 183,164 shares outstanding in 2023 and 213,727 shares issued and 192,043 shares outstanding in 2022	21	21
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 21,827 shares issued and outstanding in 2023 and 2022	2	2
Additional paid-in capital	1,743,930	1,719,875
Treasury Stock, at cost, 31,333 shares and 21,684 shares in 2023 and 2022, respectively	(538,445)	(329,512)
Retained earnings	486,162	185,669
Noncontrolling interest	190,998	164,136
Total equity	1,882,668	1,740,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,756,216	$2,572,585

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
REVENUES
Oil revenues	$958,388	$1,158,006	$747,896
Natural gas revenues	102,054	301,494	172,648
Natural gas liquids revenues	166,537	234,993	157,807
Total revenues	1,226,979	1,694,493	1,078,351
OPERATING EXPENSES
Lease operating expenses	155,491	131,513	93,021
Gathering, transportation, and processing	44,327	64,754	45,535
Taxes other than income	65,565	94,031	55,834
Exploration expenses	5,445	11,586	4,125
Asset retirement obligations accretion	4,039	3,245	4,929
Depreciation, depletion and amortization	324,790	243,152	187,688
Impairment of oil and natural gas properties	15,735	—	—
Amortization of intangible assets	—	—	9,346
General and administrative expenses	77,102	72,426	75,279
Total operating expenses	692,494	620,707	475,757

OPERATING INCOME	534,485	1,073,786	602,594

OTHER INCOME (EXPENSE)
Interest expense, net	(33)	(23,442)	(31,002)
Loss on derivatives, net	—	—	(3,110)
Other income, net	15,360	6,543	85
Total other income (expense), net	15,327	(16,899)	(34,027)

INCOME BEFORE INCOME TAXES	549,812	1,056,887	568,567
Income tax expense	107,208	6,638	8,851
NET INCOME	442,604	1,050,249	559,716
LESS: Net income attributable to noncontrolling interest	54,303	156,412	142,434
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$388,301	$893,837	$417,282

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$2.04	$4.73	$2.38
Diluted	$2.04	$4.71	$2.36
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	188,174	187,433	174,364
Diluted	188,355	187,901	175,360

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

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2022	213,727	$21	21,827	$2	$1,719,875	21,684	$(329,512)	$185,669	$1,576,055	$164,136	$1,740,191
Stock based compensation expense, net of forfeitures	—	—	—	—	14,481	—	—	—	14,481	1,685	16,166
Changes in ownership interest adjustment	—	—	—	—	14,431	—	—	—	14,431	(14,264)	167
Common stock issued related to stock based compensation and other, net	770	—	—	—	(6,941)	—	—	—	(6,941)	(797)	(7,738)
Class A Common Stock repurchases	—	—	—	—	—	9,649	(207,037)	—	(207,037)	—	(207,037)
Dividends declared ($0.46 per share)	—	—	—	—	—	—	—	(87,808)	(87,808)	—	(87,808)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(14,065)	(14,065)
Adjustment to deferred taxes	—	—	—	—	2,084	—	—	—	2,084	—	2,084
Tax impact of equity transactions	—	—	—	—	—	—	(1,896)	—	(1,896)	—	(1,896)
Net income	—	—	—	—	—	—	—	388,301	388,301	54,303	442,604
Balance, December 31, 2023	214,497	$21	21,827	$2	$1,743,930	31,333	$(538,445)	$486,162	$1,691,670	$190,998	$1,882,668

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$442,604	$1,050,249	$559,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	324,790	243,152	187,688
Amortization of intangible assets	—	—	9,346
Exploration expenses, non-cash	274	554	888
Impairment of oil and natural gas properties	15,735	—	—
Asset retirement obligations accretion	4,039	3,245	4,929
Amortization of deferred financing costs	4,256	5,854	4,290
Unrealized loss on derivatives, net	—	—	277
(Gain) on sale of assets	(3,946)	—	—
Deferred income tax expense (benefit)	75,356	(65,720)	—
(Gain) on revaluation of contingent consideration	(7,643)	—	—
Stock based compensation	16,166	13,314	11,736
Other	—	—	(84)
Changes in operating assets and liabilities:
Accounts receivable	(19,404)	(21,001)	(68,210)
Accounts payable	(9,211)	74,937	65,283
Accrued liabilities	3,391	8,593	7,765
Drilling advances	3,472	(2,869)	3,190
Other assets and liabilities, net	5,910	(13,621)	1,663
Net cash provided by operating activities	855,789	1,296,687	788,477
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(355,499)	(90,126)	(18,345)
Additions to oil and natural gas properties	(424,890)	(465,139)	(236,426)
Changes in working capital associated with additions to oil and natural gas properties	(33,793)	37,987	13,568
Other investing	(718)	(1,609)	(2,239)
Net cash used in investing activities	(814,900)	(518,887)	(243,442)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(205,320)	(164,913)	(125,641)
Class B Common Stock purchases and cancellations	—	(187,273)	(171,671)
Non-compete settlement	—	—	(42,073)
Dividends paid	(88,077)	(75,198)	(14,131)
Distributions to noncontrolling interest owners	(14,065)	(29,362)	(7,207)
Cash paid for debt modification	—	(5,494)	(4,976)
Other financing activities	(7,747)	(7,101)	(4,915)
Net cash used in financing activities	(315,209)	(469,341)	(370,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(274,320)	308,459	174,421
Cash and cash equivalents – Beginning of period	675,441	366,982	192,561
Cash and cash equivalents – End of period	$401,121	$675,441	$366,982
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long-term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

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

Variable Interest Entities

Magnolia LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Magnolia LLC as the Company is the managing member and has the power to direct the activities most significant to Magnolia LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2023, the Company had an approximate 89.4% economic interest in Magnolia LLC and 100% of Magnolia LLC’s assets, liabilities, and results of operations are consolidated in the Company’s consolidated financial statements contained herein. At December 31, 2023, the Magnolia LLC Unit Holders had an approximate 10.6% economic interest in Magnolia LLC; however, the Magnolia LLC Unit Holders have disproportionately fewer voting rights, and are shown as noncontrolling interest holders of Magnolia LLC. See Note 12—Stockholders’ Equity for further discussion of the noncontrolling interest.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments that are readily convertible to cash. Cash and cash equivalents were approximately $401.1 million and $675.4 million at December 31, 2023 and 2022, respectively.

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

Income Taxes

The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Magnolia LLC. Magnolia LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Magnolia LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Magnolia LLC is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis.

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

The Company’s receivables consist mainly of receivables from oil, natural gas, and NGL purchasers and from joint interest owners on properties the Company operates. Receivables from contracts with customers totaled $124.4 million and $138.6 million as of December 31, 2023 and 2022, respectively. Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of December 31, 2023 or 2022.

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

Net Income Per Share of Common Stock

The Company’s basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding restricted stock units (“RSUs”), performance stock units (“PSUs”), performance restricted stock units (“PRSUs”), and exchanges or repurchases of Class B Common Stock if the inclusion of these items is dilutive. The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities and, therefore, are deducted from earnings in computing basic and diluted net income per share under the two-class method. Diluted net income per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented. Refer to Note 14— Earnings Per Share for additional information and the calculation of EPS.

Stock Based Compensation

Magnolia has established a long term incentive plan for certain employees and directors that allows for granting RSUs, PSUs, and PRSUs. RSUs granted are valued on the date of the grant using the quoted market price of Magnolia’s Class A Common Stock. PSUs and PRSUs granted are valued based on the grant date fair value determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. RSUs, PSUs, and PRSUs are expensed on a straight-line basis over the requisite service period. The Company records expense associated with the fair value of stock based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” and that expense is included within “General and administrative expenses” and “Lease operating expenses” in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur. These plans and related accounting policies are defined and described more fully in Note 13—Stock Based Compensation.

Leases

Magnolia recognizes right of use assets and lease liabilities for certain commitments with terms greater than one year primarily related to real estate, vehicles, and field equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of December 31, 2023. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. The Company has also elected a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For more information, refer to Note 9—Leases.

Recent Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

2. Acquisitions

In November 2023, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area for $264.1 million, subject to customary purchase price adjustments. The seller may also receive up to a maximum of $40.0 million in additional contingent cash consideration through January 2026 based on future commodity prices. For more information regarding the contingent consideration, refer to Note 4—Fair Value Measurements.

In July 2023, the Company completed the acquisition of certain oil and natural gas assets located in the Giddings area for $41.8 million.

Additionally, during the year ended December 31, 2023, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $49.6 million.

During the year ended December 31, 2022, the Company completed various leasehold, mineral rights, and property acquisitions of certain oil and natural gas assets totaling $90.1 million, subject to customary closing adjustments.

The Company made individually immaterial bolt-on acquisitions during the year ended December 31, 2021.

The Company accounted for all acquisitions during the years ended December 31, 2023, 2022, and 2021 as asset acquisitions.

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

The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations:

(In thousands)	Year Ended December 31, 2021
Derivative settlements, realized loss	$(2,833)
Unrealized loss on derivatives	(277)
Loss on derivatives, net	$(3,110)

The Company had no outstanding derivative contracts in place as of December 31, 2023 or December 31, 2022.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$392,839	$394,356	$390,383	$382,704

The fair value of the 2026 Senior Notes as of December 31, 2023 and 2022 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

In November 2023, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area. As part of this transaction, the seller may receive up to $40.0 million in contingent cash consideration based on future commodity prices. The contingent consideration is payable in three tranches based on average NYMEX WTI prices for (i) the period beginning July 1, 2023 through December 31, 2023, (ii) the year ending December 31, 2024, and (iii) the year ending December 31, 2025. The fair value of the contingent consideration is estimated using observable market data (NYMEX WTI forward price curve) and Monte Carlo simulation models, which are considered Level 2 inputs in the fair value hierarchy. As of the acquisition date, the fair value of the contingent consideration was approximately $21.9 million. The fair value was recorded in oil and natural gas properties with a corresponding liability.

As of December 31, 2023, the fair value of the contingent consideration liability was $14.3 million. The current portion of the liability was $6.7 million and is included in “Other current liabilities” on the Company’s consolidated balance sheet as of December 31, 2023. The long-term portion of the liability was $7.6 million and is included in “Other long-term liabilities” on the Company’s consolidated balance sheet as of December 31, 2023. A gain on revaluation of $7.6 million is included in “Other income, net” on the Company’s consolidated statements of operations.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 13—Stock Based Compensation in the Notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements for the years ended December 31, 2023 and 2022.

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

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	December 31, 2023	December 31, 2022
Accrued capital expenditures	$34,131	$67,923
Other	87,544	69,504
Total other current liabilities	$121,675	$137,427

7. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Asset retirement obligations, beginning of period	$96,247	$90,650	$88,404
Revisions to estimates	38,327	531	(7,167)
Liabilities incurred and assumed	18,463	3,243	5,293
Liabilities settled	(2,170)	(1,422)	(809)
Accretion expense	4,039	3,245	4,929
Divestitures	(4,343)	—	—
Asset retirement obligations, end of period	$150,563	$96,247	$90,650

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

8. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	December 31, 2023	December 31, 2022
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(7,161)	(9,617)
Long-term debt, net	$392,839	$390,383

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of December 31, 2023, the Company was in compliance with all covenants under the RBL Facility. The Company incurred approximately $5.5 million of lender and transaction fees related to the modification of which $5.1 million were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility and $0.4 million of which were expensed and are reflected in “Interest expense, net” on the Company’s consolidated statements of operations for the year ended December 31, 2022.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility and the original RBL Facility, as applicable, of $4.1 million, $5.9 million, and $4.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheet as of December 31, 2023.

The Company did not have any outstanding borrowings under the RBL Facility as of December 31, 2023.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheet as of December 31, 2023. The Company recognized interest expense related to the 2026 Senior Notes of $26.5 million, $26.3 million, and $27.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

At any time, the Issuers may redeem all or a part of the 2026 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

9. Leases

Magnolia’s leases primarily consist of real estate, vehicles, and field equipment. The Company’s leases have remaining lease terms of up to four years, some of which include options to renew or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. Magnolia’s lease agreements do not contain any restrictive covenants or material residual value guarantees.

As most of Magnolia’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

(In thousands)	December 31, 2023	December 31, 2022
Operating Leases
Operating lease assets	$15,494	$7,632

Operating lease liabilities - current	$9,576	$3,967
Operating lease liabilities - long-term	7,132	4,854
Total operating lease liabilities	$16,708	$8,821

Weighted average remaining lease term (in years)	1.8	2.6
Weighted average discount rate	6.6%	4.0%

For the years ended December 31, 2023 and 2022, the Company incurred $7.9 million and $5.0 million, respectively, of lease costs for operating leases included on the Company’s consolidated balance sheet, and $51.9 million and $36.0 million, respectively, for short-term lease costs. For the years ended December 31, 2023 and 2022, the Company did not incur any material expenses for variable lease costs. Cash paid for amounts included in the measurement of lease liabilities in operating cash flows from operating leases for the years ended December 31, 2023 and 2022 are $7.9 million and $5.2 million, respectively.

Maturities of lease liabilities as of December 31, 2023 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities	Operating Leases
2024	$10,320
2025	6,282
2026	1,045
2027	9
2028	1
After 2028	—
Total lease payments	$17,657
Less: Interest	(949)
Present value of lease liabilities	$16,708

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

A mineral owner in a Magnolia operated well in Karnes County, Texas filed a complaint with the Texas Railroad Commission (the “Commission”) challenging the validity of the permit to drill such well by questioning the long-standing process by which the Commission granted the permit. After the Commission affirmed the granting of the permit, and after judicial review of the Commission’s order by the 53rd Judicial District Court Travis County, Texas (the “District Court”), the District Court reversed and remanded the Commission’s order. Upon appeal to the Third Court of Appeals in Austin, Texas (the “Court of Appeals”), the Court of Appeals reversed in part and affirmed in part the District Court’s ruling and remanded the matter to the Commission. The plaintiffs filed a petition for review with the Supreme Court of Texas in late 2023.

At December 31, 2023, the Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows. No amounts were accrued with respect to outstanding litigation at December 31, 2023 or December 31, 2022.

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

Commitments

At December 31, 2023, contractual obligations for long-term operating leases and purchase obligations are as follows:

Net Minimum Commitments (In thousands)	Total	2024	2025-2026	2027-2028	2029 & Beyond
Purchase obligations (1)	$6,836	$3,175	$3,658	$3	$—
Operating lease obligations (2)	17,657	10,320	7,327	10	—
Total net minimum commitments	$24,493	$13,495	$10,985	$13	$—
(1)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with firm transportation and delivery contracts, as well as operations- and IT-related service commitments. The costs incurred under these obligations were $1.7 million, $1.6 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Amounts include long-term lease payments for office space, vehicles, and equipment related to exploration, development, and production activities.

Contingencies

In November 2023, the Company completed the acquisition of certain oil and natural gas producing properties and mineral interests located in the Giddings area. The seller may also receive up to a maximum of $40 million in additional contingent cash consideration through December 2025 based on future commodity prices. Refer to Note 2—Acquisitions and Note 4—Fair Value Measurements for additional information.

Risks and Uncertainties

The Company’s revenue, profitability, and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which depend on numerous factors beyond the Company’s control such as overall oil and natural gas production and inventories in relevant markets, economic conditions, the global and domestic political environments, regulatory developments, and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Inflationary pressures and labor shortages could result in increases to the Company’s operating and capital costs.

In recent years, the economy has experienced elevated levels of inflation as a result of global supply and demand imbalances, including impacts of the Russia-Ukraine war. Inflationary pressures have gradually declined in 2023. The Company will continue to monitor fluctuations in the market and any potential impacts on its future operating and capital costs.

11. Income Taxes

The Company’s income tax provision consists of the following components:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Current:
Federal	$30,166	$66,540	$5,452
State	1,686	5,818	3,399
Total current	31,852	72,358	8,851
Deferred:
Federal	73,672	(62,826)	—
State	1,684	(2,894)	—
Total deferred	75,356	(65,720)	—
Income tax expense	$107,208	$6,638	$8,851

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company’s effective tax rates for the years ended December 31, 2023, 2022, and 2021, were 19.5%, 0.6%, and 1.6%, respectively. The primary differences between the annual effective tax rates and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and changes in valuation allowances. As a result of impairments in the first quarter of 2020, the Company established full valuation allowances on the federal and state deferred tax assets which resulted in additional differences between the effective tax rate and the statutory rate for the year ended December 31, 2021. During the year ended December 31, 2022, the Company released the valuation allowance against net deferred tax assets.

As of December 31, 2023, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the year ended December 31, 2023, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. As of December 31, 2023, the earliest tax years subject to possible examination by the tax authorities are 2020 for U.S. federal and 2019 for Texas state.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. Valuation allowances for deferred tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of December 31, 2023, the Company’s total deferred tax assets were $96.0 million. Management assessed whether it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of December 31, 2023, the Company recorded a valuation allowance of $5.6 million to offset the deferred tax asset created by the capital loss attributable to the sale of the Company’s interest in Highlander.

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations is as follows:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Income tax expense at the federal statutory rate	$115,464	$221,954	$119,392
State income tax expense, net of federal income tax benefits	4,862	9,526	2,763
Noncontrolling interest in partnerships	(11,450)	(33,325)	(30,615)
Change in valuation allowances	5,627	(183,976)	(82,696)
Research and development credits	(2,713)	(4,980)	—
Other, net	(4,582)	(2,561)	7
Income tax expense	$107,208	$6,638	$8,851

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Investment in partnership	$83,853	$153,938
Capital loss carryforward	5,627	319
Oil and natural gas properties	4,308	6,093
Capitalized transaction costs	2,201	2,442
Total deferred tax assets	95,989	162,792
Deferred tax liabilities:
Oil and natural gas properties	—	(53)
Total deferred tax liabilities	—	(53)

Net deferred tax assets	95,989	162,739
Valuation allowances	(5,631)	—
Net deferred tax assets, net of valuation allowances	$90,358	$162,739

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act. Applying the net operating loss carryback provision resulted in an income tax benefit of $1.2 million during the year ended December 31, 2021. As of December 31, 2023, the Company had no U.S. federal net operating loss carryforward, and a $26.8 million capital loss carryforward attributable to the sale of the Company’s interest in Highlander which will expire in 5 years, unless offset by future capital gains.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (“IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. As of December 31, 2023, the Company is in compliance with all applicable provisions of the IRA, including the excise tax on stock buybacks. The Company is not subject to the corporate alternative minimum tax. The stock buyback excise tax did not have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of the IRA in future tax years.

12. Stockholders’ Equity

Class A Common Stock

At December 31, 2023, there were 214.5 million shares of Class A Common Stock issued and 183.2 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors, subject to voting obligations under the Stockholder Agreement, dated as of July 31, 2018, by and between the Company and the other parties thereto. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

As of December 31, 2023, there were 21.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of December 31, 2023, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s insider trading policy. The share repurchase program does not require purchases to be made within a particular time frame. As of December 31, 2023, the Company had repurchased 30.8 million shares under the program at a cost of $525.0 million.

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

Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of December 31, 2023 and December 31, 2022.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the years ended December 31, 2023 and December 31, 2022, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
November 9, 2023	December 1, 2023	$0.115	$24,023	$21,513	$2,510
August 10, 2023	September 1, 2023	0.115	24,321	21,811	2,510
May 11, 2023	June 1, 2023	0.115	24,627	22,117	2,510
February 10, 2023	March 1, 2023	0.115	24,878	22,368	2,510
November 7, 2022	December 1, 2022	0.100	21,867	18,996	2,871
August 12, 2022	September 1, 2022	0.100	21,983	19,112	2,871
February 14, 2022	March 1, 2022	0.200	45,851	37,283	8,568
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of December 31, 2023, Magnolia owned approximately 89.4% of the interest in Magnolia LLC and the noncontrolling interest was 10.6%.

Highlander Oil & Gas Holdings LLC was a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, held approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest. On May 30, 2023, the Company sold its interest in Highlander and recognized a gain on sale of $3.9 million included within “Other income, net” on the Company’s consolidated statements of operations.

13. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of December 31, 2023. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $16.2 million, $13.3 million, and $11.7 million for the years ended December 31, 2023, 2022, and 2021. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the years ended December 31, 2023, 2022, and 2021 was $5.3 million, $5.1 million, and $3.5 million, respectively.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the year ended December 31, 2023.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	911,286	$12.89	1,257,583	$13.36	278,486	$6.14
Granted(1)	724,908	22.78	15,524	22.28	232,700	24.69
Granted for performance multiple(2)	—	—	—	—	12,981	6.14
Vested	(503,308)	10.57	(318,984)	12.75	(291,467)	6.14
Forfeited	(58,000)	18.72	(10,549)	17.45	—	—
Unvested, end of period	1,074,886	$20.32	943,574	$13.66	232,700	$24.69
(1)    The weighted average grant date fair values of the RSUs granted during the years ended December 31, 2022 and 2021 were $21.14 and $10.98 per share, respectively. The weighted average grant date fair values of the PRSUs granted during the years ended December 31, 2022 and 2021 were $19.22 and $9.36 per share, respectively.
(2)    Upon completion of the performance period for the PSUs granted in 2020, a performance multiple of 105% was applied to each of the grants resulting in additional grants of PSUs in 2023.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair values of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 were $11.2 million, $13.8 million, and $12.6 million, respectively. Unrecognized compensation expense related to unvested RSUs as of December 31, 2023 was $14.4 million, which the Company expects to recognize over a weighted average period of 2.2 years.

Performance Restricted Stock Units and Performance Stock Units

The Company has granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the years ended December 31, 2023 and 2022 were $7.1 million and $4.8 million, respectively. Unrecognized compensation expense related to unvested PRSUs as of December 31, 2023 was $3.1 million, which the Company expects to recognize over a weighted average period of 1.2 years.

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

The Company has granted PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSUs that vested during the years ended December 31, 2023, 2022, and 2021 were $6.7 million, $5.5 million, and $4.0 million, respectively. Unrecognized compensation expense related to unvested PSUs as of December 31, 2023 was $4.0 million, which the Company expects to recognize over a weighted average period of 2.1 years.

	Years Ended
PRSU and PSU Grant Date Fair Value Assumptions	December 31, 2023	December 31, 2022	December 31, 2021
Expected term (in years)	2.88	3.55	3.64
Expected volatility	60.80%	59.58%	55.18%
Risk-free interest rate	4.15%	1.89%	0.56%
Dividend yield	1.93%	1.97%	—%
14. Earnings Per Share

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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Years Ended
(In thousands, except per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Basic:
Net income attributable to Class A Common Stock	$388,301	$893,837	$417,282
Less: Dividends and net income allocated to participating securities	4,345	8,204	2,789
Net income, net of participating securities	$383,956	$885,633	$414,493
Weighted average number of common shares outstanding during the period - basic	188,174	187,433	174,364
Net income per share of Class A Common Stock - basic	$2.04	$4.73	$2.38

Diluted:
Net income attributable to Class A Common Stock	$388,301	$893,837	$417,282
Less: Dividends and net income allocated to participating securities	4,342	8,185	2,775
Net income, net of participating securities	$383,959	$885,652	$414,507
Weighted average number of common shares outstanding during the period - basic	188,174	187,433	174,364
Add: Dilutive effect stock based compensation and other	181	468	996
Weighted average number of common shares outstanding during the period - diluted	188,355	187,901	175,360
Net income per share of Class A Common Stock - diluted	$2.04	$4.71	$2.36

The Company excluded 21.8 million, 32.8 million, and 64.0 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for the years ended December 31, 2023, 2022, and 2021, respectively, as the effect was anti-dilutive.

15. Related Party Transactions

As of December 31, 2023, no entity held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

16. Major Customers

For the year ended December 31, 2023, three customers, including their subsidiaries, accounted for 25%, 22%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2022, four customers, including their subsidiaries, accounted for 19%, 17%, 14%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2021, four customers, including their subsidiaries, accounted for 22%, 15%, 15% and 11% of the Company’s combined oil, natural gas, and NGL revenue. The Company is exposed to credit risk in the event of nonpayment by counterparties. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.

17. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental cash items:
Cash paid for income taxes	$38,834	$72,230	$3,157
Cash paid for interest	26,350	26,648	26,933
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	34,131	67,923	29,936
Contingent consideration associated with acquisitions	21,913	—	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	15,053	4,578	4,668

18. Subsequent Events

On February 5, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.13 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.13 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on March 1, 2024 to shareholders or members of record, as applicable, as of February 16, 2024.

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

Capitalized Costs

The aggregate amounts of costs capitalized for oil and natural gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(In thousands)	December 31, 2023	December 31, 2022
Proved properties	$3,535,922	$2,739,911
Unproved properties	207,658	200,100
Total proved and unproved properties	3,743,580	2,940,011
Accumulated depreciation, depletion and amortization	(1,697,113)	(1,412,381)
Net capitalized costs	$2,046,467	$1,527,630

Costs Incurred For Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred in the Company’s oil and natural gas production, exploration, and development activities:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Acquisition costs:
Proved properties	$326,150	$53,781	$12,354
Unproved properties	68,177	37,994	10,483
Exploration and development costs	471,238	477,995	240,815
Total	$865,565	$569,770	$263,652

Oil and Natural Gas Reserve Quantities

The Company’s proved reserves volumes as of December 31, 2023 are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents employed all methods, procedures and assumptions considered necessary in utilizing the data provided to prepare the December 31, 2023 reserve report, which was completed on January 19, 2024. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

The following table summarizes the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for the years ended December 31, 2023, 2022, and 2021. The following prices, as adjusted for transportation, quality, and basis differentials, were used in the calculation of the Standardized Measure of discounted future net cash flows:

	Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Oil (per Bbl)	$77.97	$93.42	$64.93
Natural gas (per Mcf)	1.59	5.90	3.28
NGLs (per Bbl)	20.75	34.41	27.45

The table below presents a summary of changes in the Company’s proved reserves. Magnolia’s proved undeveloped reserves are planned to be developed within one year.

	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)
Total proved reserves:
Balance, December 31, 2020	49.3	207.6	28.5	112.3
Extensions	15.6	61.7	11.3	37.2
Revisions of previous estimates	4.8	29.0	(0.1)	9.6
Purchases of reserves in place	0.2	0.5	0.1	0.4
Production	(11.2)	(43.4)	(5.7)	(24.1)
Balance December 31, 2021	58.7	255.4	34.1	135.4
Extensions	9.7	67.0	10.6	31.5
Revisions of previous estimates	5.6	29.9	2.5	13.0
Purchases of reserves in place	1.1	11.5	1.6	4.6
Production	(12.2)	(50.7)	(6.9)	(27.5)
Balance December 31, 2022	62.9	313.1	41.9	157.0
Extensions	12.5	87.0	12.9	39.9
Revisions of previous estimates	(1.7)	(38.6)	(1.3)	(9.4)
Purchases of reserves in place	11.1	11.6	2.2	15.3
Sales of reserves in place	—	(17.4)	—	(2.9)
Production	(12.6)	(55.1)	(8.3)	(30.1)
Balance December 31, 2023	72.2	300.6	47.4	169.8

Proved developed reserves:
Balance, December 31, 2020	38.1	165.5	20.2	85.8
Balance, December 31, 2021	46.7	216.3	27.1	109.8
Balance, December 31, 2022	53.5	244.6	31.3	125.6
Balance, December 31, 2023	61.2	227.2	36.1	135.2

Proved undeveloped reserves:
Balance, December 31, 2020	11.2	42.1	8.3	26.5
Balance, December 31, 2021	12.0	39.1	7.0	25.6
Balance, December 31, 2022	9.4	68.5	10.6	31.4
Balance, December 31, 2023	11.0	73.4	11.3	34.6

For the year ended December 31, 2023, extensions contributed approximately 39.9 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Giddings and Karnes operations that extended the proved areas. This was comprised of 24.6 MMboe from adding new proved undeveloped reserves and 15.3 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had downward revisions of 9.4 MMboe. Downward revisions were comprised of a decrease of 15.3 MMboe due to lower year-end 2023 SEC-based prices and 4.6 MMboe for optimizing development activity primarily in the Giddings area. This was partially offset by upward revisions of approximately 5.4 MMboe for improved performance in the Giddings area, 3.8 MMboe related to infill drilling in the Karnes area, and 1.3 MMboe related to cost updates. In addition, bolt-on acquisitions added approximately 15.3 MMboe. A decrease of 2.9 MMboe is related to the sale of the Company’s interest in Highlander.

For the year ended December 31, 2022, extensions contributed approximately 31.5 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Giddings and Karnes operations that extended the proved areas. This was comprised of 25.5 MMboe from adding new proved undeveloped reserves and 6.0 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had positive revisions of 13.0 MMboe. Upward revisions were comprised of an increase of 10.5 MMboe due to the impact of higher year-end 2022 SEC-based prices, 6.2 MMboe related to improved production performance for wells in the Karnes area, and 3.2 MMboe related to infill drilling in the Karnes area. This was partially offset by downward revisions of approximately 6.7 MMboe related to cost updates and 0.2 MMboe for optimizing development activity. Acquisitions of approximately 4.6 MMboe during 2022 were related to acquisitions primarily in the Giddings area.

For the year ended December 31, 2021, extensions contributed approximately 37.2 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Karnes and Giddings operations that extended the proved areas. This was comprised of 22.4 MMboe from adding new proved undeveloped reserves and 14.8 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had positive revisions of 9.6 MMboe. Revisions were comprised of an increase of 17.1 MMboe due to the impact of higher year-end 2021 SEC-based prices and an increase of 2.8 MMboe related to infill drilling in the Karnes area. This was partially offset by downward revisions of approximately 6.3 MMboe for optimizing development activity, 3.2 MMboe for cost updates and 0.8 MMboe for performance adjustments for wells in the Karnes and Giddings areas. Acquisitions of approximately 0.4 MMboe during 2021 were related to acquisitions primarily in the Giddings area.

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

It is not intended that the Financial Accounting Standards Board’s standardized measure of discounted future net cash flows represent the fair market value of the proved reserves. The Company cautions that the disclosures shown are based on estimates of proved reserve quantities and future production schedules which are inherently imprecise and subject to revision, and the 10% discount rate is arbitrary. Proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year, which may not be comparable to other oil and gas companies. In addition, costs and prices as of the measurement date are used in the determinations and no value may be assigned to probable or possible reserves.

The following table presents the Company’s standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Future cash inflows	$7,010,267	$9,103,255	$5,592,621
Future production costs	(2,408,679)	(2,713,151)	(1,769,004)
Future development costs	(386,194)	(307,848)	(273,480)
Future income tax expenses	(599,386)	(1,021,211)	(452,020)
Future net cash flows	3,616,008	5,061,045	3,098,117
10% discount to reflect timing of cash flows	(1,196,202)	(1,712,681)	(1,025,855)
Standardized measure of discounted future net cash flows	$2,419,806	$3,348,364	$2,072,262

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Standardized measure of discounted future net cash flows, beginning of period	$3,348,364	$2,072,262	$1,004,952
Sales of oil, natural gas, and NGLs produced during the period, net of production costs	(961,596)	(1,404,194)	(883,958)
Purchases of reserves in place	333,713	93,686	2,874
Sales of reserves in place	(67,169)	—	—
Extensions	599,215	722,877	792,602
Changes in estimated future development costs	7,735	4,418	(9,172)
Net change in prices and production costs	(1,680,852)	1,532,971	1,184,351
Previously estimated development costs incurred during the period	158,399	188,421	81,918
Revisions in quantity estimates	101,991	398,529	256,470
Accretion of discount	403,589	238,057	102,725
Net change in income taxes	270,038	(379,218)	(286,028)
Net change in timing of production and other	(93,621)	(119,445)	(174,472)
Standardized measure of discounted future net cash flows, end of period	$2,419,806	$3,348,364	$2,072,262

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2023, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three and twelve months ended December 31, 2023 no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:	Page

Consolidated Balance Sheets as of December 31, 2023 and 2022.	46
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.	47
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021.	48
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.	50
Notes to Consolidated Financial Statements.	51

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

10.8*††
Second Amendment to Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.9*††
Form of 2020 Non-Employee Director Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on May 11, 2020 (File No. 001-38083)).

10.10*††
Form of 2021 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

Exhibit Number	Description

10.11*††
Form of 2021 Performance Restricted Stock Unit (Ratable Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.27 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.12*††
Form of 2021 Performance Restricted Stock Unit (Cliff Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 filed with the Annual Report on Form 10-K, filed on February 23, 2021 (File No. 001-38083)).

10.13*††
Form of 2021 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

10.14*††
Form of 2022 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.15*††
Form of 2022 Performance Restricted Stock Unit (Ratable Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.29 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.16*††
Form of 2022 Performance Restricted Stock Unit (Cliff Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.30 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.17*††
Form of 2022 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on May 10, 2022 (File No. 001-38083)).

10.18*††
Form of 2023 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 filed with the Annual Report on Form 10-K, filed on February 16, 2023 (File No. 001-38083)).

10.19*††
Form of 2023 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed with the Annual Report on Form 10-K, filed on February 16, 2023 (File No. 001-38083)).

10.20*††
Form of 2023 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on August 2, 2023 (File No. 001-38083)).

10.21*††
Magnolia Oil & Gas Corporation Executive Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on August 2, 2023 (File No. 001-38083)).

10.22**††	Form of Indemnity Agreement.

10.23**††	Form of 2024 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.24**††	Form of 2024 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

21.1**	Subsidiaries of Magnolia Oil & Gas Corporation.

23.1**	Consent of KPMG LLP.

23.2**	Consent of Miller and Lents, Ltd.

24.1**	Power of Attorney.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Magnolia Oil & Gas Corporation Clawback Policy.

99.1**	Summary Report of Miller and Lents, Ltd., dated as of January 19, 2024, for proved reserves as of December 31, 2023.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MAGNOLIA OIL & GAS CORPORATION

Date: February 15, 2024	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Christopher Stavros Christopher Stavros	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024

/s/ Brian Corales Brian Corales	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2024

/s/ Dan F. Smith* Dan F. Smith	Chairman	February 15, 2024

/s/ Arcilia C. Acosta* Arcilia C. Acosta	Director	February 15, 2024

/s/ Angela M. Busch* Angela M. Busch	Director	February 15, 2024

/s/ Edward P. Djerejian* Edward P. Djerejian	Director	February 15, 2024

/s/ David M. Khani* David M. Khani	Director	February 15, 2024

/s/ James R. Larson* James R. Larson	Director	February 15, 2024

/s/ John B. Walker* John B. Walker	Director	February 15, 2024

By* /s/ Marina Kitikar Marina Kitikar as Attorney-in-fact