Form 10-Q
period 2024-03-31
Magnolia Oil & Gas Corp
filed 2024-05-08
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2024, there were 180,931,251 shares of Class A Common Stock, $0.0001 par value per share, and 21,826,805 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$399,317	$401,121
Accounts receivable	196,004	189,705
Drilling advances	1,263	12
Other current assets	951	435
Total current assets	597,535	591,273
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	3,882,038	3,743,580
Other	10,323	9,774
Accumulated depreciation, depletion and amortization	(1,798,419)	(1,701,333)
Total property, plant and equipment, net	2,093,942	2,052,021
OTHER ASSETS
Deferred financing costs, net	3,388	3,836
Deferred tax assets	81,605	90,358
Other long-term assets	31,472	18,728
Total other assets	116,465	112,922
TOTAL ASSETS	$2,807,942	$2,756,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$219,604	$193,212
Other current liabilities (Note 6)	130,407	121,675
Total current liabilities	350,011	314,887
LONG-TERM LIABILITIES
Long-term debt, net	393,480	392,839
Asset retirement obligations, net of current	148,689	148,467
Other long-term liabilities	17,978	17,355
Total long-term liabilities	560,147	558,661
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 215,177 shares issued and 181,494 shares outstanding in 2024 and 214,497 shares issued and 183,164 shares outstanding in 2023	22	21
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 21,827 shares issued and outstanding in 2024 and 2023	2	2
Additional paid-in capital	1,745,157	1,743,930
Treasury Stock, at cost, 33,683 shares and 31,333 shares in 2024 and 2023, respectively	(591,175)	(538,445)
Retained earnings	547,261	486,162
Noncontrolling interest	196,517	190,998
Total equity	1,897,784	1,882,668
TOTAL LIABILITIES AND EQUITY	$2,807,942	$2,756,216

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
REVENUES
Oil revenues	$259,182	$239,122
Natural gas revenues	21,095	27,771
Natural gas liquids revenues	39,140	41,489
Total revenues	319,417	308,382
OPERATING EXPENSES
Lease operating expenses	46,150	42,371
Gathering, transportation and processing	8,537	12,732
Taxes other than income	17,898	19,292
Exploration expenses	25	11
Asset retirement obligations accretion	1,618	841
Depreciation, depletion and amortization	97,076	70,701
Impairment of oil and natural gas properties	—	15,735
General and administrative expenses	23,555	19,766
Total operating expenses	194,859	181,449

OPERATING INCOME	124,558	126,933

OTHER INCOME (EXPENSE)
Interest income (expense), net	(2,312)	487
Other expense, net	(4,313)	(1,138)
Total other expense, net	(6,625)	(651)

INCOME BEFORE INCOME TAXES	117,933	126,282
Income tax expense	20,336	19,605
NET INCOME	97,597	106,677
LESS: Net income attributable to noncontrolling interest	12,511	10,342
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$85,086	$96,335

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.46	$0.50
Diluted	$0.46	$0.50
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	182,368	191,780
Diluted	182,424	192,054

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2023	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2022	213,727	$21	21,827	$2	$1,719,875	21,684	$(329,512)	$185,669	$1,576,055	$164,136	$1,740,191
Stock based compensation expense, net of forfeitures	—	—	—	—	3,386	—	—	—	3,386	386	3,772
Changes in ownership interest adjustment	—	—	—	—	3,940	—	—	—	3,940	(3,940)	—
Common stock issued related to stock based compensation and other, net	628	—	—	—	(6,127)	—	—	—	(6,127)	(700)	(6,827)
Class A Common Stock repurchases	—	—	—	—	—	2,400	(51,271)	—	(51,271)	—	(51,271)
Dividends declared ($0.115 per share)	—	—	—	—	—	—	—	(22,368)	(22,368)	—	(22,368)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(2,510)	(2,510)
Adjustment to deferred taxes	—	—	—	—	(216)	—	—	—	(216)	—	(216)
Tax impact of equity transactions	—	—	—	—	(371)	—	—	—	(371)	—	(371)
Net income	—	—	—	—	—	—	—	96,335	96,335	10,342	106,677
Balance, March 31, 2023	214,355	$21	21,827	$2	$1,720,487	24,084	$(380,783)	$259,636	$1,599,363	$167,714	$1,767,077

For the Three Months Ended March 31, 2024
Balance, December 31, 2023	214,497	$21	21,827	$2	$1,743,930	31,333	$(538,445)	$486,162	$1,691,670	$190,998	$1,882,668
Stock based compensation expense, net of forfeitures	—	—	—	—	4,159	—	—	—	4,159	499	4,658
Changes in ownership interest adjustment	—	—	—	—	3,862	—	—	—	3,862	(3,862)	—
Common stock issued related to stock based compensation and other, net	680	1	—	—	(6,588)	—	—	—	(6,587)	(792)	(7,379)
Class A Common Stock repurchases	—	—	—	—	—	2,350	(52,363)	—	(52,363)	—	(52,363)
Dividends declared ($0.13 per share)	—	—	—	—	—	—	—	(23,987)	(23,987)	—	(23,987)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(2,837)	(2,837)
Adjustment to deferred taxes	—	—	—	—	(206)	—	—	—	(206)	—	(206)
Tax impact of equity transactions	—	—	—	—	—	—	(367)	—	(367)	—	(367)
Net income	—	—	—	—	—	—	—	85,086	85,086	12,511	97,597
Balance, March 31, 2024	215,177	$22	21,827	$2	$1,745,157	33,683	$(591,175)	$547,261	$1,701,267	$196,517	$1,897,784

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$97,597	$106,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	97,076	70,701
Exploration expenses, non-cash	1	5
Impairment of oil and natural gas properties	—	15,735
Asset retirement obligations accretion	1,618	841
Amortization of deferred financing costs	1,089	1,042
Deferred income tax expense	8,708	15,403
Loss on revaluation of contingent consideration	4,205	—
Stock based compensation	4,658	3,772
Other	2,921	—
Changes in operating assets and liabilities:
Accounts receivable	(9,341)	19,199
Accounts payable	19,424	(12,038)
Accrued liabilities	(17,246)	(9,461)
Drilling advances	(1,251)	3,327
Other assets and liabilities, net	1,473	4,620
Net cash provided by operating activities	210,932	219,823
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(13,359)	3,691
Deposits for acquisitions of oil and natural gas properties	(13,150)	—
Additions to oil and natural gas properties	(120,986)	(138,645)
Changes in working capital associated with additions to oil and natural gas properties	20,244	(14,977)
Other investing	(57)	(284)
Net cash used in investing activities	(127,308)	(150,215)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(51,201)	(45,844)
Dividends paid	(24,010)	(22,578)
Distributions to noncontrolling interest owners	(2,837)	(2,510)
Other financing activities	(7,380)	(6,833)
Net cash used in financing activities	(85,428)	(77,765)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,804)	(8,157)
Cash and cash equivalents – Beginning of period	401,121	675,441
Cash and cash equivalents – End of period	$399,317	$667,284
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 (the “2023 Form 10-K”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2023 Form 10-K.

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

2. Summary of Significant Accounting Policies

As of March 31, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2023 Form 10-K.

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

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $125.3 million as of March 31, 2024 and $124.4 million as of December 31, 2023. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2023 Form 10-K.

4. Acquisitions

2024 Acquisitions

On April 30, 2024, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area for approximately $125.0 million, subject to customary purchase price adjustments. During the three months ended March 31, 2024, the Company paid a $12.5 million deposit related to this acquisition. The remaining consideration was funded at closing with cash on hand.

2023 Acquisitions

In November 2023, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area for $264.1 million, subject to customary purchase price adjustments. The seller may also receive up to a maximum of $40.0 million in additional contingent cash consideration through January 2026 based on future commodity prices. For more information regarding the contingent consideration, refer to Note 5—Fair Value Measurements.

In July 2023, the Company completed the acquisition of certain oil and natural gas assets located in the Giddings area for $41.8 million.

The Company accounted for the aforementioned acquisitions as asset acquisitions.

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

Fair Value of Financial Instruments

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$393,480	$393,639	$392,839	$394,356

The fair value of the 2026 Senior Notes at March 31, 2024 and December 31, 2023 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

Recurring Fair Value Measurements

In November 2023, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area. As part of this transaction, the seller may receive up to $40.0 million in contingent cash consideration based on future commodity prices. The contingent consideration is payable in three tranches based on average NYMEX WTI prices for (i) the period beginning July 1, 2023 through December 31, 2023, (ii) the year ending December 31, 2024, and (iii) the year ending December 31, 2025. The fair value of the contingent consideration is estimated using observable market data (NYMEX WTI forward price curve) and Monte Carlo simulation models, which are considered Level 2 inputs in the fair value hierarchy. The fair value of the contingent consideration carried at fair value within the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Included within other current liabilities	$6,678	$6,700
Included within other long-term liabilities	9,108	7,631
Total fair value	$15,786	$14,331

The first tranche was settled for $2.7 million in January 2024. A loss on revaluation of the remaining tranches of $4.2 million is included in “Other income, net” on the Company’s consolidated statements of operations for the three months ended March 31, 2024.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation in the notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements as of March 31, 2024 or December 31, 2023.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	March 31, 2024	December 31, 2023
Accrued capital expenditures	$54,375	$34,131
Other	76,032	87,544
Total other current liabilities	$130,407	$121,675

7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	March 31, 2024	December 31, 2023
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(6,520)	(7,161)
Long-term debt, net	$393,480	$392,839

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of March 31, 2024, the Company was in compliance with all covenants under the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest income (expense), net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million for each of the three months ended March 31, 2024 and 2023. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The Company did not have any outstanding borrowings under the RBL Facility as of March 31, 2024.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest income (expense), net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company recognized interest expense related to the 2026 Senior Notes of $6.6 million for each of the three months ended March 31, 2024 and 2023.

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

Matters that are probable of unfavorable outcome to Magnolia and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Magnolia’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. The Company does not believe the outcome of any such disputes or legal actions will have a material effect on its consolidated statements of operations, balance sheet, or cash flows after consideration of recorded accruals. Actual amounts could differ materially from management’s estimates.

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

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Current:
Federal	$10,981	$3,650
State	647	552
Total current	11,628	4,202
Deferred:
Federal	8,225	14,820
State	483	583
Total deferred	8,708	15,403
Income tax expense	$20,336	$19,605

The Company is subject to U.S. federal income tax and margin tax in the state of Texas. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 17.2% and 15.5%, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and changes in valuation allowances.

As of March 31, 2024, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three months ended March 31, 2024, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position.

As of March 31, 2024, the Company’s total deferred tax assets were $87.2 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of March 31, 2024, the Company recorded a valuation allowance of $5.6 million to offset the deferred tax asset created by the capital loss attributable to the sale of the Company’s interest in Highlander.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (“IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. As of March 31, 2024, the Company is in compliance with all applicable provisions of the IRA, including the excise tax on stock buybacks. The Company is not subject to the corporate alternative minimum tax. The stock buyback excise tax did not have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of the IRA in future tax years.

10. Stockholders’ Equity

Class A Common Stock

At March 31, 2024, there were 215.2 million shares of Class A Common Stock issued and 181.5 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At March 31, 2024, there were 21.8 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of March 31, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s insider trading policy. The share repurchase program does not require purchases to be made within a particular time frame. The Company had repurchased 33.1 million shares under the program at a cost of $577.3 million and had 6.9 million shares of Class A Common Stock remaining under its share repurchase authorization as of March 31, 2024.

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

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the three months ended March 31, 2024 and the year ended December 31, 2023, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
February 16, 2024	March 1, 2024	$0.130	$26,824	$23,987	$2,837
November 9, 2023	December 1, 2023	$0.115	$24,023	$21,513	$2,510
August 10, 2023	September 1, 2023	$0.115	$24,321	$21,811	$2,510
May 11, 2023	June 1, 2023	$0.115	$24,627	$22,117	$2,510
February 10, 2023	March 1, 2023	$0.115	$24,878	$22,368	$2,510
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of March 31, 2024, Magnolia owned approximately 89.3% of the interest in Magnolia LLC and the noncontrolling interest was approximately 10.7%.

Highlander was a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, held approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest. On May 30, 2023, the Company sold its interest in Highlander.

11. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of March 31, 2024. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $4.7 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the three months ended March 31, 2024 and 2023 was $4.8 million and $4.4 million, respectively.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the three months ended March 31, 2024.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,074,886	$20.32	943,574	$13.66	232,700	$24.69
Granted	857,361	20.36	—	—	372,202	21.12
Vested	(348,110)	18.94	(648,548)	11.08	(5,264)	24.18
Forfeited	(14,140)	22.09	(9,036)	18.95	(19,677)	22.41
Unvested at March 31, 2024	1,569,997	$20.62	285,990	$19.34	579,961	$22.48

The weighted average grant date fair values of the RSUs, PRSUs, and PSUs granted during the three months ended March 31, 2023 were $23.06, $22.96, and $24.69 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the three months ended March 31, 2024 and 2023 were $7.9 million and $7.2 million, respectively. Unrecognized compensation expense related to unvested RSUs as of March 31, 2024 was $28.8 million, which the Company expects to recognize over a weighted average period of 2.6 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the three months ended March 31, 2024 and 2023 were $14.9 million and $7.0 million, respectively. Unrecognized compensation expense related to unvested PRSUs as of March 31, 2024 was $1.8 million, which the Company expects to recognize over a weighted average period of 1.1 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSUs that vested during the three months ended March 31, 2024 and 2023 were $0.1 million and $6.7 million, respectively. Unrecognized compensation expense related to unvested PSUs as of March 31, 2024 was $10.6 million, which the Company expects to recognize over a weighted average period of 2.5 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the PSUs in 2024 and 2023.

	Three Months Ended
PSU Grant Date Fair Value Assumptions	March 31, 2024	March 31, 2023
Expected term (in years)	2.88	2.88
Expected volatility	45.09%	60.80%
Risk-free interest rate	4.35%	4.15%
Dividend yield	2.48%	1.93%
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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended
(In thousands, except per share data)	March 31, 2024	March 31, 2023
Basic:
Net income attributable to Class A Common Stock	$85,086	$96,335
Less: Dividends and net income allocated to participating securities	1,101	997
Net income, net of participating securities	$83,985	$95,338
Weighted average number of common shares outstanding during the period - basic	182,368	191,780
Net income per share of Class A Common Stock - basic	$0.46	$0.50

Diluted:
Net income attributable to Class A Common Stock	$85,086	$96,335
Less: Dividends and net income allocated to participating securities	1,101	996
Net income, net of participating securities	$83,985	$95,339
Weighted average number of common shares outstanding during the period - basic	182,368	191,780
Add: Dilutive effect of stock based compensation and other	56	274
Weighted average number of common shares outstanding during the period - diluted	182,424	192,054
Net income per share of Class A Common Stock - diluted	$0.46	$0.50
For each of the three months ended March 31, 2024 and 2023, the Company excluded 21.8 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

For the three months ended March 31, 2024 and 2023, there were no related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Supplemental Cash Flow

Supplemental cash flow disclosures are presented below:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Supplemental cash items:
Cash paid for income taxes	$—	$—
Cash paid for interest	12,588	12,019
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	54,375	52,946
Liabilities assumed in connection with acquisitions	6,968	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	2,440	6,412

15. Subsequent Events

On May 2, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.13 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.13 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on June 3, 2024 to shareholders or members of record, as applicable, as of May 13, 2024.

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the reports that the Company has filed and may file with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 (the “2023 Form 10-K”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes thereto.

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and NGL reserves that operates in one reportable segment located in the United States. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company targets the Eagle Ford Shale and the Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. The Company’s allocation of capital prioritizes reinvesting in its business to achieve moderate and predictable annual volume growth, and remains balanced with returning capital to its shareholders through dividends and share repurchases.

Magnolia’s business model prioritizes prudent and disciplined capital allocation, free cash flow, and financial stability. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low financial leverage. The Company’s gradual and measured approach toward the development of the Giddings area has created operating efficiencies leading to higher production.

Market Conditions Update

Natural gas and NGL prices have significantly declined, while material and labor costs have flattened, resulting in lower operating margins. In 2024, lower well costs combined with improved operating efficiencies are allowing for more wells to be drilled, completed and turned in line helping to support Magnolia’s overall high-margin growth from a disciplined capital program.

Business Overview

As of March 31, 2024, Magnolia’s assets in South Texas included 72,503 gross (50,681 net) acres in the Karnes area, and 718,400 gross (527,754 net) acres in the Giddings area. As of March 31, 2024, Magnolia held an interest in approximately 2,496 gross (1,687 net) wells, with total production of 84.8 thousand barrels of oil equivalent per day for the three months ended March 31, 2024.

Magnolia recognized net income attributable to Class A Common Stock of $85.1 million, or $0.46 per diluted common share, for the three months ended March 31, 2024. Magnolia recognized net income of $97.6 million, which includes noncontrolling interest of $12.5 million, for the three months ended March 31, 2024.

As of March 31, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 33.1 million shares under the program at a cost of $577.3 million and had 6.9 million shares of Class A Common Stock remaining under its share repurchase authorization as of March 31, 2024.

As of March 31, 2024, Magnolia owned approximately 89.3% of the interest in Magnolia LLC and the noncontrolling interest was 10.7%.

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the Company’s acquisition in November 2023 of certain oil and gas producing properties including leasehold and mineral interests in the Giddings area for approximately $264.1 million, subject to customary purchase price adjustments, and an additional contingent cash consideration of up to $40.0 million through January 2026 based on future commodity prices.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

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

	Three Months Ended
(In thousands, except per unit data)	March 31, 2024	March 31, 2023
Production:
Oil (MBbls)	3,415	3,221
Natural gas (MMcf)	13,749	12,650
NGLs (MBbls)	2,009	1,812
Total (Mboe)	7,715	7,141

Average daily production:
Oil (Bbls/d)	37,531	35,788
Natural gas (Mcf/d)	151,086	140,552
NGLs (Bbls/d)	22,072	20,129
Total (boe/d)	84,784	79,342

Revenues:
Oil revenues	$259,182	$239,122
Natural gas revenues	21,095	27,771
Natural gas liquids revenues	39,140	41,489
Total revenues	$319,417	$308,382

Average Price:
Oil (per barrel)	$75.89	$74.24
Natural gas (per Mcf)	1.53	2.20
NGLs (per barrel)	19.49	22.90
Oil revenues were 81% and 78% of the Company’s total revenues for the three months ended March 31, 2024 and 2023, respectively. Oil production was 44% and 45% of total production volume for the three months ended March 31, 2024 and 2023, respectively. Oil revenues for the three months ended March 31, 2024 were $20.1 million higher than for the three months ended March 31, 2023. A 2% increase in average price increased first quarter 2024 revenues by $5.3 million compared to the same period in the prior year while a 6% increase in oil production increased revenues by $14.8 million.

Natural gas revenues were 7% and 9% of the Company’s total revenues for the three months ended March 31, 2024 and 2023, respectively. Natural gas production was 30% of total production volume for each of the three months ended March 31, 2024 and 2023. Natural gas revenues for the three months ended March 31, 2024 were $6.7 million lower than the three months ended March 31, 2023. A 30% decrease in average price decreased first quarter 2024 revenues by $8.4 million compared to the same period in the prior year, partially offset by a 9% increase in natural gas production which increased revenues by $1.7 million. The realized revenue pricing included the impact of gas plant fees that were netted from revenue.

NGL revenues were 12% and 13% of the Company’s total revenues for the three months ended March 31, 2024 and 2023, respectively. NGL production was 26% and 25% of total production volume for the three months ended March 31, 2024 and 2023, respectively. NGL revenues for the three months ended March 31, 2024 were $2.3 million lower than the three months ended March 31, 2023. A 15% decrease in average price decreased first quarter 2024 revenues by $6.2 million compared to the same period in the prior year, partially offset by an 11% increase in NGL production which increased revenues by $3.9 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	March 31, 2024	March 31, 2023
Operating Expenses:
Lease operating expenses	$46,150	$42,371
Gathering, transportation and processing	8,537	12,732
Taxes other than income	17,898	19,292
Exploration expenses	25	11
Asset retirement obligations accretion	1,618	841
Depreciation, depletion and amortization	97,076	70,701
Impairment of oil and natural gas properties	—	15,735
General and administrative expenses	23,555	19,766
Total operating expenses	$194,859	$181,449

Other Income (Expense):
Interest income (expense), net	$(2,312)	$487
Other expense, net	(4,313)	(1,138)
Total other expense, net	$(6,625)	$(651)

Average Operating Costs per boe:
Lease operating expenses	$5.98	$5.93
Gathering, transportation and processing	1.11	1.78
Taxes other than income	2.32	2.70
Exploration expenses	—	—
Asset retirement obligations accretion	0.21	0.12
Depreciation, depletion and amortization	12.58	9.90
Impairment of oil and natural gas properties	—	2.20
General and administrative expenses	3.05	2.77

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended March 31, 2024 were $3.8 million, or $0.05 per boe, higher compared to the three months ended March 31, 2023, due to an increase in costs associated with a higher well count.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The gathering, transportation and processing costs for the three months ended March 31, 2024 were $4.2 million, or $0.67 per boe, lower than the three months ended March 31, 2023, primarily due to lower natural gas and NGL prices which resulted in lower processing costs. The Company is party to a number of contracts that are recorded gross within natural gas and NGL revenues, which track with natural gas and NGL pricing, and thereby have contributed to a decrease in gathering, transportation, and processing expense.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended March 31, 2024 were $1.4 million, or $0.38 per boe, lower compared to the three months ended March 31, 2023, primarily due to a decrease in production taxes as a result of the decrease in natural gas and NGL revenues and tax incentives realized.

Depreciation, depletion and amortization (“DD&A”) during the three months ended March 31, 2024 was $26.4 million, or $2.68 per boe, higher than the three months ended March 31, 2023, due to increased production and a higher depreciable cost basis.

During the three months ended March 31, 2023, the Company recognized a $15.7 million proved property impairment related to the Highlander property.

General and administrative expenses during the three months ended March 31, 2024 were $3.8 million, or $0.28 per boe, higher than the three months ended March 31, 2023, primarily driven by increased legal expenses, professional services, and other non-recurring costs.

The Company recognized interest expense, net, during the three months ended March 31, 2024 as compared to interest income, net during the three months ended March 31, 2023. This $2.8 million change was driven by lower interest income realized during 2024 as a result of lower cash balances.

Other expense, net, during the three months ended March 31, 2024 was $3.2 million higher than the three months ended March 31, 2023. This is primarily comprised of the loss on revaluation of the contingent consideration liability associated with the acquisition of certain oil and gas producing properties in the Giddings area in the fourth quarter of 2023.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Current income tax expense	$11,628	$4,202
Deferred income tax expense	8,708	15,403
Income tax expense	$20,336	$19,605

For the three months ended March 31, 2024, income tax expense was $0.7 million higher than the three months ended March 31, 2023, comprised of movements in both current and deferred income taxes. This was driven by a $7.4 million increase in current income tax expense partially offset by a $6.7 million decrease in deferred income tax expense, primarily due to the statutory reduction in accelerated depreciation of capital expenditures. See Note 9— Income Taxes in the notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of March 31, 2024, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of March 31, 2024, the Company had $849.3 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, and $399.3 million of cash and cash equivalents.

Cash and Cash Equivalents

At March 31, 2024, Magnolia had $399.3 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$210,932	$219,823

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(13,359)	$3,691
Deposits for acquisitions of oil and natural gas properties	(13,150)	—
Additions to oil and natural gas properties	(120,986)	(138,645)
Changes in working capital associated with additions to oil and natural gas properties	20,244	(14,977)
Class A Common Stock repurchases	(51,201)	(45,844)
Dividends paid	(24,010)	(22,578)
Distributions to noncontrolling interest owners	(2,837)	(2,510)
Other	(7,437)	(7,117)
Net uses of cash and cash equivalents	(212,736)	(227,980)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,804)	$(8,157)
Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short-term and long-term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of certain non-cash expenses such as DD&A, stock based compensation, amortization of deferred financing costs, revaluation of contingent consideration, impairment of oil and natural gas properties, asset retirement obligations accretion, and deferred taxes.

Net cash provided by operating activities totaled $210.9 million and $219.8 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, cash provided by operating activities was negatively impacted by the timing of collections and a decrease in realized natural gas and NGL prices, partially offset by the timing of payments and an increase in realized oil prices.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions and purchase price adjustments during each of the three months ended March 31, 2024 and 2023. In addition, Magnolia paid $13.2 million in deposits for acquisitions that closed in the second quarter of 2024.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Drilling and completion	$118,979	$139,730
Leasehold acquisition costs	2,007	(1,085)
Total capital expenditures	$120,986	$138,645

During the first quarter of 2024, Magnolia was running a two-rig program. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of March 31, 2024 the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During each of the three months ended March 31, 2024 and 2023, the Company repurchased 2.4 million shares under this authorization, for a total cost of approximately $52.4 million and $51.3 million, respectively.

As of March 31, 2024, Magnolia owned approximately 89.3% of the interest in Magnolia LLC and the noncontrolling interest was 10.7%.

During the three months ended March 31, 2024, the Company declared cash dividends to holders of its Class A Common Stock totaling $24.0 million. During the same time period, cash paid for dividends was $24.0 million, inclusive of dividends on vested non-participating securities. Additionally, $2.8 million was distributed to the Magnolia LLC Unit Holders. During the three months ended March 31, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $22.4 million, of which $22.6 million was paid as of March 31, 2023, inclusive of dividends on vested non-participating securities. Additionally, $2.5 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At March 31, 2024, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the three months ended March 31, 2024 would have increased (decreased) the Company’s revenues by approximately $13.7 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2024 would have increased (decreased) the Company’s revenues by approximately $5.5 million on an annualized basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), and Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2023 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2024 - January 31, 2024	600,000	$20.41	600,000	8,618,105
February 1, 2024 - February 29, 2024	832,500	21.34	832,500	7,785,605
March 1, 2024 - March 31, 2024	917,500	24.36	917,500	6,868,105
Total	2,350,000	$22.28	2,350,000	6,868,105
(1)The Company’s board of directors has authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2024 no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5–1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.
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

10.1*
Form of 2024 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

10.2*
Form of 2024 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

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

MAGNOLIA OIL & GAS CORPORATION

Date: May 8, 2024	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)