Form 10-Q
period 2024-06-30
Magnolia Oil & Gas Corp
filed 2024-08-01
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2024, there were 188,161,733 shares of Class A Common Stock, $0.0001 par value per share, and 10,957,921 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$275,683	$401,121
Accounts receivable	175,426	189,705
Drilling advances	1,066	12
Other current assets	1,691	435
Total current assets	453,866	591,273
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	4,145,348	3,743,580
Other	18,598	9,774
Accumulated depreciation, depletion and amortization	(1,903,191)	(1,701,333)
Total property, plant and equipment, net	2,260,755	2,052,021
OTHER ASSETS
Deferred financing costs, net	2,939	3,836
Deferred tax assets	106,287	90,358
Other long-term assets	19,017	18,728
Total other assets	128,243	112,922
TOTAL ASSETS	$2,842,864	$2,756,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$226,930	$193,212
Other current liabilities (Note 6)	128,029	121,675
Total current liabilities	354,959	314,887
LONG-TERM LIABILITIES
Long-term debt, net	394,131	392,839
Asset retirement obligations, net of current	157,710	148,467
Other long-term liabilities	17,708	17,355
Total long-term liabilities	569,549	558,661
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 223,167 shares issued and 188,484 shares outstanding in 2024 and 214,497 shares issued and 183,164 shares outstanding in 2023	23	21
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 10,958 shares issued and outstanding in 2024 and 21,827 issued and outstanding in 2023	1	2
Additional paid-in capital	1,815,798	1,743,930
Treasury Stock, at cost, 34,683 shares and 31,333 shares in 2024 and 2023, respectively	(616,747)	(538,445)
Retained earnings	619,000	486,162
Noncontrolling interest	100,281	190,998
Total equity	1,918,356	1,882,668
TOTAL LIABILITIES AND EQUITY	$2,842,864	$2,756,216

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Oil revenues	$275,331	$223,147	$534,514	$462,269
Natural gas revenues	18,569	20,847	39,664	48,619
Natural gas liquids revenues	42,825	36,297	81,964	77,786
Total revenues	336,725	280,291	656,142	588,674
OPERATING EXPENSES
Lease operating expenses	44,350	36,796	90,500	79,167
Gathering, transportation and processing	8,455	10,389	16,992	23,121
Taxes other than income	19,844	15,216	37,742	34,508
Exploration expenses	402	—	427	11
Asset retirement obligations accretion	1,745	823	3,363	1,664
Depreciation, depletion and amortization	104,743	77,008	201,819	147,710
Impairment of oil and natural gas properties	—	—	—	15,735
General and administrative expenses	22,835	18,726	46,390	38,492
Total operating expenses	202,374	158,958	397,233	340,408

OPERATING INCOME	134,351	121,333	258,909	248,266

OTHER INCOME (EXPENSE)
Interest expense, net	(3,516)	(1,149)	(5,828)	(662)
Other income (expense), net	1,047	9,259	(3,267)	8,120
Total other income (expense), net	(2,469)	8,110	(9,095)	7,458

INCOME BEFORE INCOME TAXES	131,882	129,443	249,814	255,724
Income tax expense	26,769	24,847	47,104	44,452
NET INCOME	105,113	104,596	202,710	211,272
LESS: Net income attributable to noncontrolling interest	9,554	13,104	22,065	23,446
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$95,559	$91,492	$180,645	$187,826

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.51	$0.48	$0.97	$0.97
Diluted	$0.51	$0.48	$0.97	$0.97
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	184,937	189,402	183,652	190,584
Diluted	184,965	189,567	183,694	190,875

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended June 30, 2023	Shares	Value	Shares	Value		Shares	Value
Balance, March 31, 2023	214,355	$21	21,827	$2	$1,720,487	24,084	$(380,783)	$259,636	$1,599,363	$167,714	$1,767,077
Stock based compensation expense, net of forfeitures	—	—	—	—	3,668	—	—	—	3,668	424	4,092
Changes in ownership interest adjustment	—	—	—	—	2,936	—	—	—	2,936	(2,769)	167
Common stock issued related to stock based compensation, net	45	—	—	—	(137)	—	—	—	(137)	(15)	(152)
Class A Common Stock repurchase	—	—	—	—	—	2,250	(44,821)	—	(44,821)	—	(44,821)
Dividends declared ($0.115 per share)	—	—	—	—	—	—	—	(22,117)	(22,117)	—	(22,117)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(3,089)	(3,089)
Adjustment to deferred taxes	—	—	—	—	4,543	—	—	—	4,543	—	4,543
Tax impact of equity transactions	—	—	—	—	(438)	—	—	—	(438)	—	(438)
Net income	—	—	—	—	—	—	—	91,492	91,492	13,104	104,596
Balance, June 30, 2023	214,400	$21	21,827	$2	$1,731,059	26,334	$(425,604)	$329,011	$1,634,489	$175,369	$1,809,858

For the Three Months Ended June 30, 2024
Balance, March 31, 2024	215,177	$22	21,827	$2	$1,745,157	33,683	$(591,175)	$547,261	$1,701,267	$196,517	$1,897,784
Stock based compensation expense, net of forfeitures	—	—	—	—	4,449	—	—	—	4,449	347	4,796
Changes in ownership interest adjustment	—	—	—	—	25,573	—	—	—	25,573	(25,573)	—
Common stock issued related to stock based compensation and other, net	121	—	—	—	(135)	—	—	—	(135)	(13)	(148)
Class A Common Stock repurchases	—	—	—	—	—	1,000	(25,939)	—	(25,939)	—	(25,939)
Class B Common Stock purchase and cancellation	—	—	(3,000)	—	—	—	—	—	—	(76,740)	(76,740)
Conversion of Class B Common Stock to Class A Common Stock	7,869	1	(7,869)	(1)	—	—	—	—	—	—	—
Dividends declared ($0.13 per share)	—	—	—	—	—	—	—	(23,820)	(23,820)	—	(23,820)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(3,811)	(3,811)
Adjustment to deferred taxes	—	—	—	—	(2,709)	—	—	—	(2,709)	—	(2,709)
Tax impact of equity transactions	—	—	—	—	43,463	—	367	—	43,830	—	43,830
Net income	—	—	—	—	—	—	—	95,559	95,559	9,554	105,113
Balance, June 30, 2024	223,167	$23	10,958	$1	$1,815,798	34,683	$(616,747)	$619,000	$1,818,075	$100,281	$1,918,356
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2023	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2022	213,727	$21	21,827	$2	$1,719,875	21,684	$(329,512)	$185,669	$1,576,055	$164,136	$1,740,191
Stock based compensation expense, net of forfeitures	—	—	—	—	7,053	—	—	—	7,053	810	7,863
Changes in ownership interest adjustment	—	—	—	—	6,875	—	—	—	6,875	(6,708)	167
Common stock issued related to stock based compensation, net	673	—	—	—	(6,262)	—	—	—	(6,262)	(716)	(6,978)
Class A Common Stock repurchase	—	—	—	—	—	4,650	(96,092)	—	(96,092)	—	(96,092)
Dividends declared ($0.23 per share)	—	—	—	—		—	—	(44,484)	(44,484)	—	(44,484)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(5,599)	(5,599)
Adjustment to deferred taxes	—	—	—	—	4,327	—	—	—	4,327	—	4,327
Tax impact of equity transactions	—	—	—	—	(809)	—	—	—	(809)	—	(809)
Net income	—	—	—	—	—	—	—	187,826	187,826	23,446	211,272
Balance, June 30, 2023	214,400	$21	21,827	$2	$1,731,059	26,334	$(425,604)	$329,011	$1,634,489	$175,369	$1,809,858

For the Six Months Ended June 30, 2024
Balance, December 31, 2023	214,497	$21	21,827	$2	$1,743,930	31,333	$(538,445)	$486,162	$1,691,670	$190,998	$1,882,668
Stock based compensation expense, net of forfeitures	—	—	—	—	8,607	—	—	—	8,607	847	9,454
Changes in ownership interest adjustment	—	—	—	—	29,434	—	—	—	29,434	(29,434)	—
Common stock issued related to stock based compensation and other, net	801	1	—	—	(6,721)	—	—	—	(6,720)	(807)	(7,527)
Class A Common Stock repurchases	—	—	—	—	—	3,350	(78,302)	—	(78,302)	—	(78,302)
Class B Common Stock purchase and cancellation	—	—	(3,000)	—	—	—	—	—	—	(76,740)	(76,740)
Conversion of Class B Common Stock to Class A Common Stock	7,869	1	(7,869)	(1)	—	—	—	—	—	—	—
Dividends declared ($0.26 per share)	—	—	—	—	—	—	—	(47,807)	(47,807)	—	(47,807)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(6,648)	(6,648)
Adjustment to deferred taxes	—	—	—	—	(2,915)	—	—	—	(2,915)	—	(2,915)
Tax impact of equity transactions	—	—	—	—	43,463	—	—	—	43,463	—	43,463
Net income	—	—	—	—	—	—	—	180,645	180,645	22,065	202,710
Balance, June 30, 2024	223,167	$23	10,958	$1	$1,815,798	34,683	$(616,747)	$619,000	$1,818,075	$100,281	$1,918,356
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$202,710	$211,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	201,819	147,710
Exploration expenses, non-cash	1	9
Impairment of oil and natural gas properties	—	15,735
Asset retirement obligations accretion	3,363	1,664
Amortization of deferred financing costs	2,189	2,100
(Gain) on sale of assets	—	(3,946)
Deferred income tax expense	24,948	36,264
Loss on revaluation of contingent consideration	3,200	—
Stock based compensation	9,454	7,863
Other	2,921	—
Changes in operating assets and liabilities:
Accounts receivable	11,360	32,922
Accounts payable	26,727	(36,189)
Accrued liabilities	(6,111)	(4,836)
Drilling advances	(1,054)	3,472
Other assets and liabilities, net	(1,198)	7,556
Net cash provided by operating activities	480,329	421,596
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(150,172)	(3,357)
Additions to oil and natural gas properties	(247,063)	(225,388)
Changes in working capital associated with additions to oil and natural gas properties	10,287	(39,424)
Other investing	(498)	(88)
Net cash used in investing activities	(387,446)	(268,257)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(80,018)	(94,942)
Class B Common Stock purchases and cancellations	(76,740)	—
Dividends paid	(47,830)	(44,684)
Distributions to noncontrolling interest owners	(6,206)	(5,599)
Other financing activities	(7,527)	(6,987)
Net cash used in financing activities	(218,321)	(152,212)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(125,438)	1,127
Cash and cash equivalents – Beginning of period	401,121	675,441
Cash and cash equivalents – End of period	$275,683	$676,568
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

2. Summary of Significant Accounting Policies

As of June 30, 2024, the Company’s significant accounting policies are consistent with those discussed in Note 1—Organization and Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2023 Form 10-K.

Recent Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that ASU 2023-09 will have on its financial statement disclosures.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $130.0 million as of June 30, 2024 and $124.4 million as of December 31, 2023. For further detail regarding the Company’s revenue recognition policies, please refer to Note 1—Organization and Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2023 Form 10-K.

4. Acquisitions

2024 Acquisitions

In April 2024, the Company acquired certain oil and gas producing properties, including leasehold and mineral interests, in the Giddings area for approximately $125.0 million, subject to customary purchase price adjustments. The acquisition was accounted for as an asset acquisition and was funded with cash on hand.

2023 Acquisitions

In November 2023, the Company acquired certain oil and gas producing properties, including leasehold and mineral interests, in the Giddings area for $264.1 million, subject to customary purchase price adjustments. The seller may also receive up to a maximum of $40.0 million in additional contingent cash consideration through January 2026 based on future commodity prices. For more information regarding the contingent consideration, refer to Note 5—Fair Value Measurements.

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

Fair Value of Financial Instruments

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$394,131	$395,672	$392,839	$394,356
The fair value of the 2026 Senior Notes at June 30, 2024 and December 31, 2023 is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.
Recurring Fair Value Measurements

In November 2023, the Company acquired certain oil and gas producing properties, including leasehold and mineral interests, in the Giddings area. As part of this transaction, the seller may receive up to $40.0 million in contingent cash consideration based on future commodity prices. The contingent consideration is payable in three tranches based on average NYMEX WTI prices for (i) the period beginning July 1, 2023 through December 31, 2023, (ii) the year ending December 31, 2024, and (iii) the year ending December 31, 2025. The fair value of the contingent consideration is estimated using observable market data (NYMEX WTI forward price curve) and Monte Carlo simulation models, which are considered Level 2 inputs in the fair value hierarchy.

The fair value of the contingent consideration was $14.8 million and $14.3 million as of June 30, 2024 and December 31, 2023, respectively. The current portion of the liability included in “Other current liabilities” on the Company’s consolidated balance sheet as of June 30, 2024 and December 31, 2023 was $6.0 million and $6.7 million, respectively. The long-term portion of the liability included in “Other long-term liabilities” on the Company’s consolidated balance sheet as of June 30, 2024 and December 31, 2023 was $8.8 million and $7.6 million, respectively.

The first tranche was settled for $2.7 million in January 2024. The Company recognized a gain of $1.0 million on the revaluation of the remaining tranches for the three months ended June 30, 2024, and a loss of $3.2 million for the six months ended June 30, 2024. Gains and losses on revaluation are included in “Other income, net” on the Company’s consolidated statements of operations.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation in the notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements as of June 30, 2024 or December 31, 2023.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	June 30, 2024	December 31, 2023
Accrued capital expenditures	$44,417	$34,131
Other	83,612	87,544
Total other current liabilities	$128,029	$121,675

7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	June 30, 2024	December 31, 2023
Revolving credit facility	$—	$—
Senior Notes due 2026	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(5,869)	(7,161)
Long-term debt, net	$394,131	$392,839

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

The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of June 30, 2024, the Company was in compliance with all covenants under the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of four years from February 2022 to February 2026 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility of $1.0 million for each of the three months ended June 30, 2024 and 2023, and $2.1 million for each of the six months ended June 30, 2024 and 2023. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023.

The Company did not have any outstanding borrowings under the RBL Facility as of June 30, 2024.

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

Deferred financing costs related to the issuance of, and the amendment to the Indenture governing, the 2026 Senior Notes are amortized using the effective interest method over the term of the 2026 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2026 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company recognized interest expense related to the 2026 Senior Notes of $6.7 million and $6.6 million for the three months ended June 30, 2024 and 2023, respectively, and $13.3 million and $13.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Current:
Federal	$9,878	$3,405	$20,858	$7,055
State	650	581	1,298	1,133
Total current	10,528	3,986	22,156	8,188
Deferred:
Federal	15,722	20,025	23,946	34,845
State	519	836	1,002	1,419
Total deferred	16,241	20,861	24,948	36,264
Income tax expense	$26,769	$24,847	$47,104	$44,452

The Company is subject to U.S. federal income tax and margin tax in the state of Texas. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 20.3% and 19.2%, respectively, and 18.9% and 17.4% for the six months ended June 30, 2024 and 2023, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, tax credits generated, and changes in valuation allowances.

As of June 30, 2024, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the six months ended June 30, 2024, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position.

During the six months ended June 30, 2024, the Magnolia LLC Unit Holders redeemed 7.9 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders. The redemption and exchange of these Magnolia LLC Units increased Magnolia’s tax basis in Magnolia LLC. The Company recorded a deferred tax asset of $43.5 million related to this additional tax basis in Magnolia LLC Units with a corresponding increase to additional paid-in capital on the Company’s consolidated balance sheet.

As of June 30, 2024, the Company’s total deferred tax assets were $111.9 million. Management assessed whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of June 30, 2024, the Company recorded a valuation allowance of $5.6 million to offset the deferred tax asset created by the tax capital loss attributable to the sale of the Company’s interest in Highlander.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (“IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. As of June 30, 2024, the Company is in compliance with all applicable provisions of the IRA, including the excise tax on stock buybacks. The Company is currently not subject to the corporate alternative minimum tax. The stock buyback excise tax did not have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of the IRA in future tax years.

10. Stockholders’ Equity

Class A Common Stock

At June 30, 2024, there were 223.2 million shares of Class A Common Stock issued and 188.5 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At June 30, 2024, there were 11.0 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of June 30, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s insider trading policy. The share repurchase program does not require purchases to be made within a particular time frame. The Company had repurchased 34.1 million shares under the program at a cost of $603.3 million and had 5.9 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2024.

During the six months ended June 30, 2024, Magnolia LLC repurchased and subsequently canceled 3.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $76.7 million of cash consideration (the “Class B Common Stock Repurchase”). Magnolia funded the Class B Common Stock Repurchase with cash on hand. During the same period, the Magnolia LLC Unit Holders redeemed 7.9 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders.

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

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the six months ended June 30, 2024 and the year ended December 31, 2023, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
May 13, 2024	June 3, 2024	$0.130	$26,657	$23,820	$2,837
February 16, 2024	March 1, 2024	$0.130	$26,824	$23,987	$2,837
November 9, 2023	December 1, 2023	$0.115	$24,023	$21,513	$2,510
August 10, 2023	September 1, 2023	$0.115	$24,321	$21,811	$2,510
May 11, 2023	June 1, 2023	$0.115	$24,627	$22,117	$2,510
February 10, 2023	March 1, 2023	$0.115	$24,878	$22,368	$2,510
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of June 30, 2024, Magnolia owned approximately 94.5% of the interest in Magnolia LLC and the noncontrolling interest was approximately 5.5%.

Highlander was a joint venture whereby MGY Louisiana LLC, a wholly owned subsidiary of Magnolia Operating, held approximately 84.7% of the units of Highlander, with the remaining 15.3% attributable to noncontrolling interest. On May 30, 2023, the Company sold its interest in Highlander and recognized a gain of $3.9 million included within “Other income, net” on the Company’s consolidated statements of operations for the three and six months ended June 30, 2023.

11. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of June 30, 2024. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance stock units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $4.8 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively, and $9.5 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the six months ended June 30, 2024 and 2023 was $5.5 million and $4.6 million, respectively.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the six months ended June 30, 2024.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,074,886	$20.32	943,574	$13.66	232,700	$24.69
Granted	916,995	20.70	—	—	372,202	21.12
Vested	(471,478)	17.88	(651,804)	11.13	(5,264)	24.18
Forfeited	(31,903)	21.64	(9,510)	19.01	(19,677)	22.41
Unvested at June 30, 2024	1,488,500	$21.29	282,260	$19.31	579,961	$22.48

The weighted average grant date fair values of the RSUs, PRSUs, and PSUs granted during the six months ended June 30, 2023 were $22.81, $22.28, and $24.69 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the six months ended June 30, 2024 and 2023 were $11.1 million and $8.3 million, respectively. Unrecognized compensation expense related to unvested RSUs as of June 30, 2024 was $26.7 million, which the Company expects to recognize over a weighted average period of 2.3 years.

Performance Restricted Stock Units and Performance Stock Units

The Company grants PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest and settle either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the six months ended June 30, 2024 and 2023 were $15.0 million and $7.0 million, respectively. Unrecognized compensation expense related to unvested PRSUs as of June 30, 2024 was $1.4 million, which the Company expects to recognize over a weighted average period of 0.9 years.

The Company grants PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSUs that vested during the six months ended June 30, 2024 and 2023 were $0.1 million and $6.7 million, respectively. Unrecognized compensation expense related to unvested PSUs as of June 30, 2024 was $9.4 million, which the Company expects to recognize over a weighted average period of 2.3 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the PSUs in 2024 and 2023.

	Six Months Ended
PSU Grant Date Fair Value Assumptions	June 30, 2024	June 30, 2023
Expected term (in years)	2.88	2.88
Expected volatility	45.09%	60.80%
Risk-free interest rate	4.35%	4.15%
Dividend yield	2.48%	1.93%

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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic:
Net income attributable to Class A Common Stock	$95,559	$91,492	$180,645	$187,826
Less: Dividends and net income allocated to participating securities	1,205	1,038	2,311	2,036
Net income, net of participating securities	$94,354	$90,454	$178,334	$185,790
Weighted average number of common shares outstanding during the period - basic	184,937	189,402	183,652	190,584
Net income per share of Class A Common Stock - basic	$0.51	$0.48	$0.97	$0.97

Diluted:
Net income attributable to Class A Common Stock	$95,559	$91,492	$180,645	$187,826
Less: Dividends and net income allocated to participating securities	1,206	1,037	2,311	2,034
Net income, net of participating securities	$94,353	$90,455	$178,334	$185,792
Weighted average number of common shares outstanding during the period - basic	184,937	189,402	183,652	190,584
Add: Dilutive effect of stock based compensation and other	28	165	42	291
Weighted average number of common shares outstanding during the period - diluted	184,965	189,567	183,694	190,875
Net income per share of Class A Common Stock - diluted	$0.51	$0.48	$0.97	$0.97
For the three months ended June 30, 2024 and 2023, the Company excluded 16.2 million and 21.8 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the six months ended June 30, 2024 and 2023, the Company excluded 19.0 million and 21.8 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

For the six months ended June 30, 2024 and 2023, there were no material related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Supplemental Cash Flow

Supplemental cash flow disclosures are presented below:

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
Supplemental cash items:
Cash paid for income taxes	$15,114	$7,828
Cash paid for interest	13,175	13,175
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	44,417	28,500
Net liabilities assumed in connection with acquisitions	6,990	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	5,893	7,673

15. Subsequent Events

On July 29, 2024, the Company’s board of directors declared a quarterly cash dividend of $0.13 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.13 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on September 3, 2024 to shareholders or members of record, as applicable, as of August 9, 2024.

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

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and NGL reserves that operates in one reportable segment located in the United States. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company targets the Eagle Ford Shale and the Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through consistent organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. The Company’s allocation of capital prioritizes reinvesting in its business to achieve moderate and predictable annual volume growth and remains balanced with returning capital to its shareholders through dividends and share repurchases.

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

Market Conditions Update

Commodity prices experienced significant volatility in 2022 after the Russia-Ukraine conflict began and this has continued into 2024. Global conflict and supply chain disruptions drove high oil prices in 2022, which then moderated throughout 2023 and 2024. Natural gas and NGL prices significantly declined beginning in 2023, while material and labor costs have flattened, resulting in lower operating margins. In 2024, lower well costs combined with improved operating efficiencies are allowing for more wells to be drilled, completed and turned in line helping to support Magnolia’s overall high-margin growth from a disciplined capital program.

Business Overview

As of June 30, 2024, Magnolia’s assets in South Texas included 77,278 gross (55,286 net) acres in the Karnes area, and 743,069 gross (553,835 net) acres in the Giddings area. As of June 30, 2024, Magnolia held an interest in approximately 2,615 gross (1,786 net) wells, with total production of 90.2 thousand and 87.5 thousand barrels of oil equivalent per day for the three and six months ended June 30, 2024, respectively.

Magnolia recognized net income attributable to Class A Common Stock of $95.6 million and $180.6 million, or $0.51 and $0.97 per diluted common share, for the three and six months ended June 30, 2024. Magnolia recognized net income of $105.1 million and $202.7 million, which includes a noncontrolling interest of $9.6 million and $22.1 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three and six months ended June 30, 2024, respectively.

During the six months ended June 30, 2024, the Company declared cash dividends to holders of its Class A Common Stock totaling $47.8 million.

As of June 30, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 34.1 million shares under the program at a cost of $603.3 million and had 5.9 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2024.

As of June 30, 2024, Magnolia owned approximately 94.5% of the interest in Magnolia LLC and the noncontrolling interest was approximately 5.5%.

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

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

Oil, Natural Gas and NGL Sales Revenues

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

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Production:
Oil (MBbls)	3,453	3,100	6,868	6,321
Natural gas (MMcf)	14,982	13,784	28,731	26,433
NGLs (MBbls)	2,259	2,054	4,268	3,866
Total (Mboe)	8,209	7,451	15,924	14,592

Average daily production:
Oil (Bbls/d)	37,943	34,065	37,737	34,922
Natural gas (Mcf/d)	164,641	151,469	157,863	146,041
NGLs (Bbls/d)	24,824	22,571	23,448	21,356
Total (boe/d)	90,207	81,881	87,496	80,618

Production (% of total):
Oil	42%	42%	43%	43%
Natural gas	30%	31%	30%	30%
NGLs	28%	27%	27%	27%

Revenues:
Oil revenues	$275,331	$223,147	$534,514	$462,269
Natural gas revenues	18,569	20,847	39,664	48,619
Natural gas liquids revenues	42,825	36,297	81,964	77,786
Total revenues	$336,725	$280,291	$656,142	$588,674

Revenues (% of total):
Oil	81%	80%	82%	79%
Natural gas	6%	7%	6%	8%
NGLs	13%	13%	12%	13%

Average Price:
Oil (per barrel)	$79.74	$71.98	$77.83	$73.13
Natural gas (per Mcf)	1.24	1.51	1.38	1.84
NGLs (per barrel)	18.96	17.67	19.21	20.12

Oil revenues for the three months ended June 30, 2024 were $52.2 million higher than for the three months ended June 30, 2023 caused by an 11% increase in average prices that increased revenues by $24.0 million while an 11% increase in oil production increased revenues by $28.2 million. Oil revenues for the six months ended June 30, 2024 were $72.2 million higher than for the six months ended June 30, 2023 caused by a 6% increase in average prices that increased revenues by $29.6 million while a 9% increase in oil production increased revenues by $42.6 million.

Natural gas revenues for the three months ended June 30, 2024 were $2.3 million lower than the three months ended June 30, 2023 caused by an 18% decrease in average prices that decreased revenues by $3.8 million, partially offset by a 9% increase in natural gas production which increased revenues by $1.5 million. Natural gas revenues for the six months ended June 30, 2024 were $9.0 million lower than the six months ended June 30, 2023 caused by a 25% decrease in average prices that decreased revenues by $12.1 million, partially offset by a 9% increase in natural gas production which increased revenues by $3.1 million. The realized revenue pricing included the impact of gas plant fees that were netted from revenue.

NGL revenues for the three months ended June 30, 2024 were $6.5 million higher than the three months ended June 30, 2023 caused by a 7% increase in average prices that increased revenues by $2.6 million, while a 10% increase in NGL production increased revenues by $3.9 million. NGL revenues for the six months ended June 30, 2024 were $4.2 million higher than the six months ended June 30, 2023 caused by a 10% increase in NGL production which increased revenues by $7.7 million, partially offset by a 5% decrease in average prices that decreased revenues by $3.5 million.

Operating Expenses and Other Income (Expense).

The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating Expenses:
Lease operating expenses	$44,350	$36,796	$90,500	$79,167
Gathering, transportation and processing	8,455	10,389	16,992	23,121
Taxes other than income	19,844	15,216	37,742	34,508
Exploration expenses	402	—	427	11
Asset retirement obligations accretion	1,745	823	3,363	1,664
Depreciation, depletion and amortization	104,743	77,008	201,819	147,710
Impairment of oil and natural gas properties	—	—	—	15,735
General and administrative expenses	22,835	18,726	46,390	38,492
Total operating expenses	$202,374	$158,958	$397,233	$340,408

Other Income (Expense):
Interest expense, net	$(3,516)	$(1,149)	$(5,828)	$(662)
Other income (expense), net	1,047	9,259	(3,267)	8,120
Total other income (expense), net	$(2,469)	$8,110	$(9,095)	$7,458

Average Operating Costs per boe:
Lease operating expenses	$5.40	$4.94	$5.68	$5.43
Gathering, transportation and processing	1.03	1.39	1.07	1.58
Taxes other than income	2.42	2.04	2.37	2.36
Exploration expenses	0.05	—	0.03	—
Asset retirement obligations accretion	0.21	0.11	0.21	0.11
Depreciation, depletion and amortization	12.76	10.34	12.67	10.12
Impairment of oil and natural gas properties	—	—	—	1.08
General and administrative expenses	2.78	2.51	2.91	2.64

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended June 30, 2024 were $7.6 million, or $0.46 per boe, higher compared to the corresponding 2023 period. Lease operating expenses for the six months ended June 30, 2024 were $11.3 million, or $0.25 per boe, higher compared to the corresponding 2023 period. The increases in both periods were due to an increase in costs associated with a higher well count, including workover activity, chemicals, compression, and operating and maintenance costs.

Gathering, transportation and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The Company is also party to a number of percent-of-proceeds arrangements that track closely to natural gas and NGL pricing and affect the cost of commodity processing. The gathering, transportation and processing costs for the three months ended June 30, 2024 were $1.9 million, or $0.36 per boe, lower than the three months ended June 30, 2023. Gathering, transportation and processing costs for the six months ended June 30, 2024 were $6.1 million, or $0.51 per boe, lower than the six months ended June 30, 2023. The decrease in both periods is primarily due to a change in volumes sold under a percent-of-proceeds arrangement and lower natural gas and NGL pricing.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended June 30, 2024 were $4.6 million, or $0.38 per boe, higher compared to the three months ended June 30, 2023. Taxes other than income for the six months ended June 30, 2024 were $3.2 million, or $0.01 per boe, higher compared to the six months ended June 30, 2023. The increase in both periods was primarily due to an increase in production taxes as a result of the increase in oil and NGL revenues, which was partially offset by the decrease in natural gas revenues.

Depreciation, depletion and amortization (“DD&A”) during the three months ended June 30, 2024 was $27.7 million, or $2.42 per boe, higher compared to the three months ended June 30, 2023. DD&A for the six months ended June 30, 2024 was $54.1 million, or $2.55 per boe, higher compared to the six months ended June 30, 2023. The increase in both periods was due to increased production and a higher depreciable cost basis.

General and administrative expenses during the three months ended June 30, 2024 were $4.1 million, or $0.27 per boe, higher compared to the three months ended June 30, 2023. General and administrative expenses during the six months ended June 30, 2024 were $7.9 million, or $0.27 per boe, higher when compared to the six months ended June 30, 2023. The increase in both periods was primarily driven by increased corporate payroll expenses, legal expenses, professional services, and other non-recurring costs.

Interest expense, net, during the three months ended June 30, 2024 was $2.4 million higher compared to the three months ended June 30, 2023. Interest expense, net during the six months ended June 30, 2024 was $5.2 million higher compared to the six months ended June 30, 2023. The increase in interest expense, net, for both periods was driven by lower interest income realized during 2024 as a result of lower cash balances.

Other income, net, during the three months ended June 30, 2024 was $8.2 million lower than the three months ended June 30, 2023, primarily driven by the gain on sale of the Company’s 84.7% interest in Highlander (“Highlander sale”) and an earnout payment associated with the sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream LLC (the “2023 earnout”) in the prior year. During the six months ended June 30, 2024 the Company recognized $3.3 million of other expense compared to $8.1 million of other income during the six months ended June 30, 2023, primarily driven by a loss on revaluation of the contingent consideration liability associated with the acquisition of certain oil and gas properties in the Giddings area acquired during 2023, as compared to the six months ended June 30, 2023, which includes the Highlander sale and 2023 earnout.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Current income tax expense	$10,528	$3,986	$22,156	$8,188
Deferred income tax expense	16,241	20,861	24,948	36,264
Income tax expense	$26,769	$24,847	$47,104	$44,452

Income tax expense during the three months ended June 30, 2024 was $1.9 million higher compared to the three months ended June 30, 2023, driven by a $6.5 million increase in current income tax expense and offset by a $4.6 million decrease in deferred income tax expense. Income tax expense during the six months ended June 30, 2024 was $2.7 million higher compared to the six months ended June 30, 2023, driven by a $14.0 million increase in current income tax expense and offset by an $11.3 million decrease in deferred income tax expense. The increase in current tax expense and decrease in deferred tax expense was primarily a result of an increase in income before income taxes and an increase in controlling interest.

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

As of June 30, 2024, the Company had $400.0 million of principal debt related to the 2026 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of June 30, 2024, the Company had $725.7 million of liquidity comprised of the $450.0 million of borrowing base capacity of the RBL Facility, and $275.7 million of cash and cash equivalents.

Cash and Cash Equivalents

At June 30, 2024, Magnolia had $275.7 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of such financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$480,329	$421,596

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(150,172)	$(3,357)
Additions to oil and natural gas properties	(247,063)	(225,388)
Changes in working capital associated with additions to oil and natural gas properties	10,287	(39,424)
Class A Common Stock repurchases	(80,018)	(94,942)
Class B Common Stock purchases and cancellations	(76,740)	—
Dividends paid	(47,830)	(44,684)
Distributions to noncontrolling interest owners	(6,206)	(5,599)
Other	(8,025)	(7,075)
Net uses of cash and cash equivalents	(605,767)	(420,469)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(125,438)	$1,127
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

Net cash provided by operating activities totaled $480.3 million and $421.6 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, cash provided by operating activities was positively impacted by the timing of collections and payments and an increase in realized oil prices, partially offset by a decrease in realized natural gas and NGL prices.

Uses of Cash and Cash Equivalents

Acquisitions

During the six months ended June 30, 2024, the Company paid $150.2 million for acquisitions, primarily comprised of a $125.0 million acquisition in the Giddings area. The acquisitions were funded with cash on hand.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Drilling and completion	$123,370	$86,106	$242,349	$225,837
Leasehold acquisition costs	2,707	637	4,714	(449)
Total capital expenditures	$126,077	$86,743	$247,063	$225,388

During the second quarter of 2024, Magnolia was running a two-rig program. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of June 30, 2024 the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the six months ended June 30, 2024 and 2023, the Company repurchased 3.4 million and 4.7 million shares for a total cost of approximately $78.3 million and $96.1 million, respectively.

During the six months ended June 30, 2024, Magnolia LLC repurchased and subsequently canceled 3.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $76.7 million of cash consideration. As of June 30, 2024, Magnolia owned approximately 94.5% of the interest in Magnolia LLC and the noncontrolling interest was approximately 5.5%.

During the six months ended June 30, 2024, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $47.8 million. Additionally, $5.7 million was distributed to the Magnolia LLC Unit Holders. During the six months ended June 30, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $44.5 million. During the same time period, cash paid for dividends was $44.7 million, inclusive of dividends on vested non-participating securities. Additionally, $5.0 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At June 30, 2024, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2024 would have increased (decreased) the Company’s revenues by approximately $13.7 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2024 would have increased (decreased) the Company’s revenues by approximately $5.7 million on an annualized basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2024 - March 31, 2024	2,350,000	$22.28	2,350,000	6,868,105
April 1, 2024 - April 30, 2024	550,000	26.28	550,000	6,318,105
May 1, 2024 - May 31, 2024	450,000	25.52	450,000	5,868,105
June 1, 2024 - June 30, 2024	—	—	—	5,868,105
Total	3,350,000	$23.37	3,350,000	5,868,105
(1)The Company’s board of directors has authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2024 no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5–1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

MAGNOLIA OIL & GAS CORPORATION

Date: August 1, 2024	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)