Form 10-K
period 2024-12-31
Magnolia Oil & Gas Corp
filed 2025-02-19
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.5 billion based on the closing price on that day on the New York Stock Exchange.
As of February 14, 2025, there were 188,635,832 shares of Class A Common Stock, $0.0001 par value per share, and 5,523,479 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

“Class A Common Stock.” Magnolia’s Class A Common Stock, par value $0.0001 per share.

“Class B Common Stock.” Magnolia’s Class B Common Stock, par value $0.0001 per share.

“Issuers.” Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating, as it relates to the 2026 Senior Notes and the 2032 Senior Notes.

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

“RBL Facility.” Senior secured reserve-based revolving credit facility, as amended November 13, 2024.

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“2032 Senior Notes.” 6.875% Senior Notes due 2032.

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

•the market prices of oil, natural gas, NGLs, and other products or services;

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

•the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•other factors disclosed in this Annual Report on Form 10-K, including under Items 1 and 2—Business and Properties, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A—Quantitative and Qualitative Disclosures About Market Risk.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Except as required by law, Magnolia assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

Items 1 and 2. Business and Properties

Overview

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, “the Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia focuses on generating value for shareholders through steady, moderate annual production growth resulting from its disciplined and efficient philosophy toward capital spending. The Company strives to generate high pre‐tax margins and consistent free cash flow allowing for strong returns of capital to its shareholders through dividends and share repurchases.

Magnolia’s principal asset is a controlling equity interest in Magnolia LLC. As the managing member of Magnolia LLC, the Company operates and controls all of the business and affairs of Magnolia LLC and, through Magnolia LLC and its subsidiaries, conducts business. Magnolia consolidates the financial results of Magnolia LLC and its subsidiaries and records non-controlling interests for the economic interest in Magnolia LLC held by the Magnolia LLC Unit Holders. As of December 31, 2024, Magnolia owned an 97.2% interest in Magnolia LLC and the noncontrolling interest was 2.8%.

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

For additional detail regarding the Company’s 2024 results, strategy, and its capital resources and liquidity, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Segment Information and Geographic Area

The Company operates in one reportable segment engaged in the acquisition, development, exploration, and production of oil and natural gas properties located in the United States. Magnolia’s operations are conducted predominantly in one geographic area of the United States. Magnolia’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas where the Company targets the Eagle Ford Shale and the Austin Chalk formations. For additional segment information please see Part

II, Item 8, Note 1—Organization and Basis of Presentation in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Properties

As of December 31, 2024, Magnolia’s assets consisted of a total leasehold position of 817,907 gross (604,057 net) acres, including 79,067 gross (54,936 net) acres in the Karnes area and 738,840 gross (549,121 net) acres in the Giddings area. As of December 31, 2024, Magnolia had 2,674 gross (1,818 net) wells with total production of 89.7 Mboe/d for the year ended December 31, 2024. During 2024, Magnolia operated two rigs. Approximately 43%, 30%, and 27% of production from Magnolia’s assets was attributable to oil, natural gas, and NGLs, respectively, for the year ended December 31, 2024.

The Giddings area is comprised of oil and natural gas assets primarily located in Brazos, Burleson, Fayette, Grimes, Lee, Milam, Robertson, and Washington Counties, Texas. The Austin Chalk formation produces along a northeast-to-southwest trend that is approximately parallel to the Texas Gulf Coast. There are several notable producing areas along the Austin Chalk trend, the largest of which is the Giddings area. The Giddings area has seen two major drilling cycles. The first cycle began in the late 1970s and into the early 1980s and consisted primarily of vertical well drilling. The second cycle ran through much of the 1990s and involved primarily horizontal well drilling. Recent improvements in drilling and completion technologies have unlocked new development opportunities in the Giddings area. Wells drilled across the Giddings area have demonstrated strong economic viability. Future development results may allow for further expansion of existing location inventory throughout the leasehold.

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

Reserve Data

Estimated Proved Reserves

The estimates of Magnolia’s proved oil and natural gas reserves included in this Annual Report on Form 10-K are as of December 31, 2024. The Company’s proved reserves volumes are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents was selected for its historical experience and expertise in evaluating hydrocarbon resources.

Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Oil and natural gas prices applied in estimating proved reserves are determined using an unweighted arithmetic average of the first-day-of-the-month price for each of the 12 months within the reporting period.

Proved reserves are sub-divided into two categories, proved developed and proved undeveloped. Proved developed reserves are volumes that can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2024, that are included in this Annual Report, are planned to be developed within one year.

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

Preparation of Oil and Natural Gas Reserve Information

Magnolia’s Director of Reserves, Peter Corbeil, is the technical person primarily responsible for overseeing the internal reserves estimation process. Mr. Corbeil has more than 25 years of oil and gas industry experience in reservoir engineering, reserves assessment, field development, and technical management. His experience prior to joining Magnolia includes tenures in the corporate reserve groups at three large and diversified oil and gas companies. He holds a Bachelor of Engineering degree and a Master of Business Administration degree and is a member of the Society of Petroleum Engineers.

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

The reserve reports were prepared by Miller and Lents’ team of geologists and reservoir engineers who integrate geological, geophysical, engineering, and economic data to produce reserve estimates and economic forecasts. The process to prepare Magnolia’s proved reserves as of December 31, 2024 was supervised by Jennifer A. Godbold, Senior Vice President and an officer of Miller and Lents. Ms. Godbold is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 13 years of relevant experience in the estimation, assessment, and evaluation of oil and natural gas reserves.

Reserves estimation involves a degree of uncertainty and estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil, natural gas, and NGLs that are ultimately recovered. Estimates of economically recoverable oil, natural gas, NGLs, and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, future production rates, and costs. Please refer to Item 1A—Risk Factors in this Annual Report on Form 10-K.

Proved Reserves

The following table presents Magnolia’s estimated net proved oil and natural gas reserves as of December 31, 2024. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one Bbl. This ratio is not reflective of the current price ratio between the two products.

	December 31, 2024
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMboe)
Proved reserves
Total proved developed	63.0	258.4	43.2	149.3
Total proved undeveloped	14.2	78.4	15.1	42.4
Total proved reserves	77.2	336.8	58.3	191.7

Development of Proved Undeveloped Reserves

As of December 31, 2024, the proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year. The following table summarizes the changes in Magnolia’s proved undeveloped reserves during the year ended December 31, 2024:

Total (MMboe)
Proved undeveloped reserves at January 1, 2024	34.6
Conversions into proved developed reserves	(28.8)
Extensions	30.6
Purchases of reserves in place	2.6
Revisions of previous estimates	3.4
Proved undeveloped reserves at December 31, 2024	42.4

As of December 31, 2024, Magnolia’s assets contained approximately 42.4 MMboe of proved undeveloped reserves, consisting of 14.2 MMBbls of oil, 78.4 Bcf of natural gas, and 15.1 MMBbls of NGLs. The Company’s total estimated proved undeveloped reserves increased by 7.8 MMboe during the year ended December 31, 2024. Magnolia converted 28.8 MMboe of proved undeveloped reserves to proved developed reserves as a result of drilling activities completed during 2024. Extensions of 30.6 MMboe resulted from the planned drilling program. Bolt-on acquisitions resulted in a 2.6 MMboe increase. Revisions of 3.4 MMboe to proved undeveloped reserves were comprised of upward adjustments of 2.0 MMboe for infill drilling in the Karnes area and 1.8 MMboe for improved performance in the Giddings area that were partially offset by a 0.4 MMboe downward adjustment for optimizing development activity in the Giddings area.

During the year ended December 31, 2024, Magnolia incurred costs of approximately $271.6 million to convert the reserves associated with 38 of its net proved undeveloped locations to 28.8 MMboe of proved developed reserves.

Drilling Statistics

The following table describes new development wells drilled within Magnolia’s assets during the years ended December 31, 2024, 2023, and 2022. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is a well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production. Completion refers to the installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned. As of December 31, 2024, 63 gross (23 net) development wells were in the process of being drilled, being completed, or awaiting completion operations. During 2024, Magnolia operated two rigs.

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net exploratory wells
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Net development wells
Productive	53	45	50
Dry	—	—	—
Total	53	45	50

Net total wells
Productive	53	45	50
Dry	—	—	—
Total	53	45	50

Productive Oil and Natural Gas Wells

Productive wells consist of exploratory, development, or extension wells that are not dry wells. Productive wells include producing wells and wells mechanically capable of production. Gross wells are the total number of productive wells in which Magnolia owns a working interest, and net wells are the sum of the fractional working interests of gross wells. The following table sets forth information relating to the productive wells in which Magnolia owned a working interest as of December 31, 2024.

	Oil	Natural Gas	Total
Gross	2,053	621	2,674
Net	1,285	533	1,818

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, natural gas, and NGL production volumes, average lease operating costs per boe (including gathering, transportation, and processing costs, but excluding severance and other taxes), and average sales prices related to Magnolia’s operations:

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Production
Crude oil (MMBbls)	14.0	12.6	12.2
Natural gas (Bcf)	58.7	55.1	50.7
Natural gas liquids (MMBbls)	9.0	8.3	6.9

Average lease operating costs per boe	$6.72	$6.64	$7.13

Average sales price
Crude oil (per barrel)	$74.66	$76.02	$95.01
Natural gas (per Mcf)	1.54	1.85	5.95
Natural gas liquids (per barrel)	19.83	20.15	34.18

Gross and Net Undeveloped and Developed Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which Magnolia held an interest as of December 31, 2024:

	Acreage
	Undeveloped	Developed	Total
Gross	109,764	708,143	817,907
Net	92,961	511,096	604,057

Undeveloped Acreage Expirations

As of December 31, 2024, Magnolia’s total undeveloped acres across its assets that will expire from 2025 through 2029 were 33,122 gross (30,657 net), unless production is established within the spacing units covering the acreage prior to the expiration dates, drilling commitments are fulfilled, or unless such leasehold rights are extended or renewed. Magnolia anticipates that its current and future drilling plans along with the lease extensions should address most of the Company’s leases subject to potential expiration in 2025 and beyond. There are no expirations after 2029.

Delivery Commitments

As of December 31, 2024, the Company was not subject to any delivery commitments.

Operations

Facilities

Production facilities related to Magnolia’s assets, including central tank batteries, consist of storage tanks, two-phase and/or three-phase separation equipment, flowlines, metering equipment, emissions control equipment, leased compressors, and safety systems. Predominant artificial lift methods include gas lift, rod pump lift, electrical submersible pumps, and plunger lift.

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

Marketing and Customers

For the year ended December 31, 2024, three customers, including their subsidiaries, accounted for 31%, 24%, and 12% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2023, three customers, including their subsidiaries, accounted for 25%, 22%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2022, four customers, including their subsidiaries, accounted for 19%, 17%, 14%, and 11% of the Company’s combined oil, natural gas, and NGL revenue.

No other purchaser accounted for 10% or more of Magnolia’s revenue on a combined basis in each respective period. Please see Item 1A—Risk Factors in this Annual Report on Form 10-K for more information.

The natural gas production from the Giddings area is gathered and processed under acreage dedications with three third-party midstream companies. The natural gas plant residue volumes and the NGL production extracted from the Giddings area are sold to gathering and processing counterparties. Magnolia sells the majority of the oil production from the Giddings area to three third parties at market prices, with such purchasers transporting the oil from the lease via trucks under contracts of 12 months or less. The remainder of the oil production from the Giddings area is sold to various third-party purchasers at market prices under contracts with terms of 12 months or less.

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

Regulation

Environmental, Health and Safety Matters

Oil and natural gas operations are substantially affected by federal, state, and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes, and numerous other laws and regulations. All of the jurisdictions in which Magnolia’s assets are located have statutory provisions regulating the development and production of oil and natural gas. These laws and regulations can impose permitting, recordkeeping, monitoring, and reporting requirements or other operational constraints on the Company’s business, including operational controls for minimizing pollution, costs to remediate releases of regulated substances, including crude oil, into the environment, or costs to remediate sites to which the Company sent regulated substances for disposal. In some cases, these laws can impose strict liability for the entire cost of clean-up on any responsible party without regard to negligence or fault and impose liability on the Company for the conduct of others (such as prior owners or operators of Magnolia’s assets) or conditions others have caused, or for the Company’s acts that complied with all applicable requirements when they were performed. The Company could incur capital, operating, maintenance, and remediation expenditures as a result of environmental laws and regulations. New laws have been enacted, and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new laws and regulations can only be broadly estimated until their implementation becomes more defined.

Air and Climate Change

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of greenhouse gases (“GHGs”) or directly imposing a price on carbon has been implemented at the federal level. However, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. In December 2023, the U.S. Environmental Protection Agency (“EPA”) published new rules intended to reduce methane emissions from oil and gas sources. The final rule strengthens the existing emissions reduction requirements in Subpart OOOOa, expands reduction requirements for new, modified and reconstructed oil and natural gas sources in Subpart OOOOb, and imposes methane emissions limitations on existing oil and natural gas sources nationwide for the first time. In addition, the final rule establishes “Emissions Guidelines,” creating a Subpart OOOOc that requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The final rule also creates a new third-party monitoring program to flag large emissions events, referred to as “super emitters”. Under Subparts OOOOb and OOOOc, the final rule establishes more stringent requirements for new, modified and reconstructed oil and natural gas sources constructed after December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. The final rule is subject to ongoing litigation but remains in effect. In addition, in August 2022, the Inflation Reduction Act of 2022 was signed into law. Among other things, the Inflation Reduction Act amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. In May 2024, the EPA finalized amendments to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. Among other things, the rule expands the emissions events that are subject to reporting requirements to include “other large release events.” The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit challenging the revisions has commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge. The Waste Emissions Charge for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. In January 2025, industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit. The Company is incurring costs to comply with these new federal regulations. As part of its commitment to sound environmental stewardship and enhancing shareholder value, Magnolia plans to invest in additional direct measurement throughout its assets. This investment will improve the accuracy of methane emissions reporting and is consistent with new reporting guidance under the EPA Subpart W framework. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these final rules remains uncertain at this time. In addition, President Trump issued an executive order directing the notice to the United Nations of the United States’ immediate withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The full impact of these actions remains unclear at this time. Please see Item 1A—Risk Factors in this Annual Report on Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

Separately, the EPA issued a more stringent National Ambient Air Quality Standard (“NAAQS”) for ozone and completed attainment/nonattainment designations. In January 2025, President Trump issued an executive order, which froze a January 2025 EPA final rule that would have set deadlines and requirements for state implementation plans required when areas are reclassified to worsened “nonattainment” for ozone. Magnolia is following permitting requirements after state implementation of the revised NAAQS in the areas in which Magnolia operates. Failure to comply with air quality regulations may result in administrative, civil, and/or criminal penalties for non-compliance.

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

Water

The federal Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In January 2023, the EPA published a final rule that revised the definition of waters of the United States (“WOTUS”) consistent with the then-effective pre-2015 definition of WOTUS. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing, and the EPA and the Corps are using the pre-2015 definition of WOTUS in over half of the states while litigation continues. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. To the extent the rule or any future rule or court decision expands the scope of the CWA’s jurisdiction, Magnolia could face increased permitting costs and project delays.

In addition, Magnolia may be required under the CWA to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control, and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of certain quantities of oil.

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation, and Liability Act, also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and persons that disposed or arranged for the disposal or the transportation for disposal of the hazardous substances at the site where the release occurred.

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment, and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters, and other wastes associated with the development or production of crude oil, natural gas, or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. It is, however, possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. A loss of the RCRA exclusion for drilling fluids, produced waters, and related wastes could result in a potential loss of disposal options and an increase in the costs to manage and dispose of generated wastes.

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

Human Capital Disclosures

Magnolia’s Human Capital Philosophy

The experience and expertise of Magnolia’s employees drives the Company’s ability to create value for investors by growing the Company’s asset platform, generating free cash flow, maintaining financial flexibility, and ensuring thoughtful capital allocation. Magnolia seeks to attract, develop, and retain highly qualified individuals who are committed to helping Magnolia enhance its position as an employer of choice with a winning culture. The Company’s Nominating and Corporate Governance Committee oversees Magnolia’s Environmental, Social, and Governance (“ESG”) policies and practices, which may include but are not limited to those related to certain safety, social responsibility, philanthropy and other human capital issues.

Growing and Supporting the Magnolia Team

To achieve the Company’s goals, Magnolia seeks team members who will embrace Company values and think and act like owners. On December 31, 2024, Magnolia had 252 employees with 112 of those employees located in the Company’s field offices in Giddings and Gillett, Texas and 140 located at Magnolia’s corporate headquarters in Houston, Texas.

In line with its focus on ownership and execution, the Company continued its Think Like a Magnolia Owner CEO Award program in 2024 to recognize individuals and teams for delivering projects or initiatives that generated shareholder value, improved company performance, and/or resulted in increased efficiencies or cost reductions. In addition, the Company provided several trainings to employees focused on effective communications, cross-functional collaboration, cybersecurity, and computer skills. Magnolia continues to offer a workplace flexibility program which gives eligible employees in the Houston office the option to telecommute for up to two days a week, as approved by their leader.

In late 2024, the Company was again recognized as a top workplace in the annual Houston Chronicle Top Workplaces survey. It was the Company’s second year to participate in the survey, which measures workplace satisfaction in several areas based on employee survey feedback. Magnolia placed tenth among mid-sized companies who participated in the survey in the greater Houston area.

Valuing Diversity

Magnolia is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their expertise, experiences, and ideas. A key human capital priority is to hire the most qualified individuals while supporting the Company’s workforce diversity.

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

As of December 31, 2024, 23% of Magnolia’s total employee population was female and 29% identified as members of a minority group, as defined by the U.S. Equal Employment Opportunity Commission. At the Company’s headquarters location in Houston, Texas, 38% of Magnolia’s employees were female and 36% identified as members of a minority group. At Magnolia’s Giddings and Gillett, Texas locations, combined, 5% of Magnolia’s employees were female and 20% identified as members of a minority group.

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

The Magnolia Good Catch Program recognizes employees who identify and submit potential safety or environmental issues before they arise. The Company reviews employee submissions each month and provides recognition and monetary awards for the most impactful submission. The Company then recognizes the most significant of these monthly submissions through its yearly Great Catch Awards, where award winners receive recognition and a monetary award. Similarly, Magnolia’s Partner in Safety Program encourages and rewards contractor safety observations and actions submitted by contractors in the Company’s field work environment that perform labor for or provide services to Magnolia.

Employee training is important to achieving the Company’s goals and maintaining safe operations. In 2024, its full-time field employees, on average, received approximately 60 hours of safety training designed to enhance their skills. Team members at the Company’s field locations are assigned computer-based training courses monthly covering a variety of safety and environmental subjects that are pertinent to their daily activities, including electrical safety, respiratory protection, heat stress prevention, and personal protective equipment. Training and skills development continue at Magnolia’s monthly leader-led safety meetings, which are conducted in person at its two field locations. At these meetings, teams review pertinent safety incidents and corrective actions, discuss specific safety topics in depth, and receive updates on safety performance metrics.

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

Strengthening Local Communities

In support of Magnolia’s commitment to strengthen the local communities where it operates, Magnolia makes a $1,000 donation annually on each employee’s behalf to the charitable organization of their choice. In 2024, the Company contributed $252,000 towards employee-directed donations to local and national non-profits. Contributions went to a variety of health and human services organizations, faith-based groups, educational institutions, and charities providing services to children and young adults, among other causes.

In addition to employee-directed contributions, Magnolia’s Field Giving Program provides direct donations to non-profit organizations in local communities where Magnolia operates. In 2024, Magnolia’s field teams set a program record for these donations, contributing more than $43,500 to over 30 organizations. Organizations supported included volunteer fire departments and school districts, food banks, and historic preservation organizations as well as scholarship funds associated with local rodeos, fairs, and other community events.

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
•the impact on worldwide economic activity of an epidemic, pandemic, outbreak, or other public health event;
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

Magnolia is in an industry that has experienced inflationary pressures on operating costs - namely fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor, and drilling and completion services. Although for many years, inflation in the

United States had been relatively low, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2024, due to a substantial increase in money supply, a stimulative fiscal policy, the Russia-Ukraine war, and worldwide supply chain disruptions. According to the Bureau of Labor Statistics, inflation rose to a peak of 9.1% in June 2022, and has since decreased to 2.9% as of December 2024. While supply chain disruptions and inflation have not materially affected Magnolia’s operating results to date, if Magnolia is unable to work with its suppliers to limit or prevent increases in its costs of operations, it could adversely affect its operating results. In addition, any projected future decreases in Magnolia’s operating results due to inflation could adversely affect Magnolia’s future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, natural gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. If there are widespread public health crises, epidemics, and outbreaks of infectious diseases across the United States and other locations across the world and related responsive measures are imposed, and if such events reduce demand for oil and natural gas, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

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
•the impact on worldwide economic activity of an epidemic, pandemic, outbreak, or other public health event; and
•changes in the supply chain of the Company’s vendors that may adversely impact the supply of key components.

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

As of December 31, 2024, Magnolia’s assets contained 42.4 MMboe of proved undeveloped reserves consisting of 14.2 MMBbls of oil, 78.4 Bcf of natural gas, and 15.1 MMBbls of NGLs. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Magnolia’s ability to fund these expenditures is subject to several risks. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves. Delays in the development of reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of the proved undeveloped reserves and future net revenues estimated for such reserves, and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause Magnolia to have to reclassify proved undeveloped reserves as unproved reserves. Furthermore, there is no certainty that Magnolia will be able to convert proved undeveloped reserves to developed reserves, or that undeveloped reserves will be economically viable or technically feasible to produce.

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

Magnolia normally sells its production to a relatively small number of customers, as is customary in the oil and natural gas business. In 2024, there were three purchasers who accounted for an aggregate 67% of the total revenue attributable to Magnolia’s assets. The loss of any significant purchaser could adversely affect Magnolia’s revenues in the short-term. Magnolia expects to depend upon these or other significant purchasers for the sale of most of its oil and natural gas production. Magnolia cannot ensure that it will continue to have ready access to suitable markets for its future oil and natural gas production.

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

Magnolia’s business could be adversely affected by security threats, including cybersecurity threats, and related disruptions.

Magnolia relies heavily on its information systems, and the availability and integrity of these systems is essential to conducting Magnolia’s business and operations. Cybersecurity risks, including phishing-attacks, unauthorized access, malicious software, data exfiltration, data privacy breaches by employees or others with authorized access, ransomware, and other cybersecurity issues could compromise computer and telecommunications systems and result in disruptions to the Company’s business operations or the access, disclosure, or loss of Company data and proprietary information. Additionally, as a producer of oil and natural gas, Magnolia faces various security threats that could render its information or systems unusable, and threats to the security of its facilities and infrastructure or the facilities and infrastructure of third parties, such as gathering and processing and other facilities, refineries and pipelines, or third party technology cloud providers. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information, facilities, infrastructure, and systems essential to Magnolia’s business and operations, as well as data corruption, communication interruptions, or other disruptions to its operations, which, in turn, could have a material adverse effect on its business, financial position, results of operations, and cash flows.

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

Events that could adversely affect Magnolia’s ability to conduct operations or result in substantial loss as a result of claims include serious injury or loss of life, damage to and destruction of property, natural resources, and equipment, pollution and other environmental damage, regulatory investigations and penalties, and repair and remediation costs.

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

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of GHGs or directly imposing a price on carbon has been implemented at the federal level. However, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. In December 2023, the EPA published a final rule to strengthen the existing emissions reduction requirements in Subpart OOOOa, expand reduction requirements for new, modified and reconstructed oil and natural gas sources in Subpart OOOOb, and impose methane emissions limitations on existing oil and natural gas sources nationwide for the first time. The final rule establishes “Emissions Guidelines,” creating a Subpart OOOOc that requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The final rule also creates a new third-party monitoring program to flag large emissions events, referred to as “super emitters”. Notably, the EPA imposed a December 6, 2022 applicability date for Subparts OOOOb and OOOOc, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. The final rule is subject to ongoing litigation but remains in effect. Additionally, in August 2022, the Inflation Reduction Act of 2022 was signed into law. Among other things, the Inflation Reduction Act amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “Waste Emissions Charge” on certain oil and gas sources that are already required to report emissions under EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for the oil and natural gas sector. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit challenging the revisions have commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge. The Waste Emissions Charge for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. In January 2025, industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit. The emissions fee and funding provisions of the Inflation Reduction Act and related legislation could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect Magnolia’s business and results of operations. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these final rules remains uncertain at this time.

Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, pursuant to the terms of the Paris Agreement, the United States previously committed to reducing its GHG emissions by at least 50% below 2005 levels by 2030. In addition, at the 26th conference of parties (“COP26”) in September 2021, the United States and the European Union jointly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. At the 27th conference of parties in November 2022, the United States agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th conference of parties in December 2023, member countries entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. However, in January 2025, President Trump issued an executive order directing the notice to the United Nations of the United States’ immediate withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. As a result, the full impact of these actions remains unclear at this time. In addition, the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs. Consequently, to the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and gas industry, it could have a material adverse effect on the Company’s business, including by restricting Magnolia’s ability to execute on its business strategy, requiring additional capital, compliance, operating and maintenance costs, increasing the cost of Magnolia’s products and services, reducing demand for its products and services, reducing its access to financial markets, or creating greater potential for governmental investigations or litigation.

Furthermore, climate change-related developments may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks associated with exploration and production activities. Negative public perception regarding the Company and/or its industry resulting from, among other things, concerns raised by advocacy groups about climate change, emissions, hydraulic fracturing, seismicity, or oil spills may lead to increased litigation risk and regulatory, legislative, and judicial scrutiny. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits Magnolia needs to conduct the Company’s operations to be withheld, delayed, or burdened by requirements that restrict the Company’s ability to profitably conduct the Company’s business. In addition, various officials and candidates at the federal, state, and local levels, have made climate-related pledges or proposed banning hydraulic fracturing altogether. More broadly, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in increases in the Company’s compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation, driving down demand for the Company’s products, or stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels).

Increasing attention from governmental and regulatory bodies, investors, consumers, industry, and other stakeholders on combating climate change, together with changes in consumer and industrial/commercial behavior, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary climate-related disclosures, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development; technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar, and hydrogen power, as well as battery technology); enhanced disclosure obligations with respect to GHGs; increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources, as well as electric vehicles); and development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies), as well as more efficient products and services. These developments may in the future adversely affect the demand for products manufactured with, or powered by, petroleum products, as well as the demand for, and in turn the prices of, the products that Magnolia sells. Such developments may also adversely impact, among other things, the Company’s stock price and access to capital markets, and the availability of necessary third-party services and facilities, which may increase the Company’s operational costs and adversely affect the Company’s ability to successfully carry out the Company’s business strategy. Climate change-related developments may also impact the market prices of or the Company’s access to raw materials such as energy and water and therefore result in increased costs to the Company’s business. Concern over climate change has also resulted in political risks in the United States, including climate-related pledges by certain candidates now in public office. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Private individuals or public entities may seek to enforce environmental laws and regulations against the Company and could allege personal injury, property damages or other liabilities. While the Company’s business is not a party to any such litigation, Magnolia could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact the Company’s operations and could have an adverse impact on the Company’s financial condition.

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

In addition, in recent years, companies across all industries are facing increasing scrutiny from certain investors, employees, customers, lenders and other stakeholders related to their sustainability practices, particularly with respect to climate change. If Magnolia does not adapt to or comply with investor or other stakeholder expectations and standards on sustainability matters as they continue to evolve, or if the Company is perceived to have not responded appropriately or quickly enough to growing concern for climate change issues, regardless of whether there is a regulatory or legal requirement to do so, the Company may suffer from reputational damage and its business, financial condition, and results of operations could be materially and adversely affected. Further, the Company’s continuing efforts to research, establish, accomplish, and accurately report on the implementation of its sustainability strategy may also create additional operational risks and expenses and expose the Company to reputational, legal and other risks. While Magnolia creates and publishes voluntary disclosures regarding sustainability matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters.

Magnolia’s assets are located in areas that may be prone to severe weather events, including hurricanes, winter storms, floods, and major tropical storms. These events could adversely affect or delay demand for the Company’s products or cause the Company to incur significant costs in preparing for, or responding to, the effects thereof. Energy needs could increase or decrease as a result of weather conditions, depending on the duration and magnitude of any such weather events, and adversely impact Magnolia’s operating costs or revenues. To the extent the frequency of extreme weather events may increase, this could impact operations in various ways, including damage to or disruption of operations at the Company’s facilities, increased insurance premiums or increases to the cost of providing service, reduced availability of electrical power, road accessibility, and transportation facilities, as well as impacts on personnel, supply chain, distribution chain or customers. Any of these effects could have an adverse effect on the Company’s assets and operations. The Company’s ability to mitigate the physical impacts of adverse weather conditions depends in part upon its emergency preparedness and response along with its business continuity planning. See “Magnolia’s producing properties are predominantly located in South Texas, making Magnolia vulnerable to risks associated with operating in a limited geographic area.”

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

Magnolia’s ability to make scheduled payments on or to refinance its indebtedness obligations depends on Magnolia’s financial condition and operating performance, which are subject to financial, business, and other factors, many of which are beyond Magnolia’s control. Magnolia may not be able to maintain a level of cash flow from operating activities sufficient to permit Magnolia to service or repay its indebtedness. Failure to make required payments on its indebtedness will result in an event of default under the agreement governing the applicable indebtedness, entitling the requisite lenders of such indebtedness to accelerate the payment of obligations thereunder and to exercise other remedies, including in respect of collateral (if any) securing such indebtedness. As of December 31, 2024, the Company had $400.0 million of principal debt related to the 2032 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility.

If Magnolia is unable to fund its debt service obligations, Magnolia may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance existing indebtedness, all of which will depend on the condition of the capital markets and Magnolia’s financial condition at such time. Any refinancing of indebtedness may be at higher interest rates and may require Magnolia to comply with more onerous covenants, which could further restrict business operations. The terms of Magnolia’s existing or future debt instruments may restrict it from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely harm Magnolia’s ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, Magnolia could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The RBL Facility and the Indenture (as defined below) governing the 2032 Senior Notes limit Magnolia’s ability to dispose of assets and use the proceeds from such dispositions. Magnolia may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit Magnolia to meet scheduled debt service obligations.

Restrictions in Magnolia’s existing and future debt agreements could limit Magnolia’s growth and ability to engage in certain activities.

Magnolia’s ability to meet its expenses and debt obligations and comply with the covenants and restrictions contained therein will depend on its future performance, which will be affected by financial, business, economic, industry, regulatory, and other factors, many of which are beyond Magnolia’s control. If market or other economic conditions deteriorate, Magnolia’s ability to comply with these covenants may be impaired. For example, Magnolia’s RBL Facility requires Magnolia to maintain quarterly compliance with a leverage and current ratio and the satisfaction of certain conditions, including the absence of defaults and events of default thereunder, to borrow money. The RBL Facility also limits Magnolia Operating’s ability to draw additional amounts under the RBL Facility if Magnolia Operating has a consolidated cash balance in excess of $70.0 million. Magnolia’s debt agreements may restrict the payment of dividends and distributions by certain of its subsidiaries to it, which could affect its access to cash. In addition, Magnolia’s ability to comply with the financial and other restrictive covenants in the agreements governing its indebtedness will be affected by the levels of cash flow from operations, future events, and other circumstances beyond Magnolia’s control. Breach of these covenants or restrictions will result in a default under Magnolia’s debt agreements, which if not cured or waived within the applicable grace period (if any), would permit the acceleration of all indebtedness outstanding thereunder by the requisite holders of such indebtedness. Upon acceleration, the indebtedness would become immediately due and payable, together with accrued and unpaid interest, and any commitments of a lender to make further loans to Magnolia may terminate. Even if new financing were then available, it may not be on terms that are acceptable to Magnolia. In addition to accelerating the indebtedness, the requisite group of affected lenders may exercise remedies upon the incurrence of an event of default, including through foreclosure, in respect of the collateral securing any such secured financing arrangements. Moreover, any subsequent replacement of Magnolia’s financing arrangements may require it to comply with more restrictive covenants, which could further restrict business operations.

Any significant reduction in Magnolia’s borrowing base under the RBL Facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact Magnolia’s ability to fund its operations.

The RBL Facility limits the amounts Magnolia can borrow up to the lesser of the aggregate elected commitment amount and the borrowing base amount, which, in the case of the latter, the lenders determine, in good faith, in accordance with their respective usual and customary oil and natural gas lending criteria, based upon the loan value of the proved oil and natural gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders. As of December 31, 2024, the Company had a borrowing base amount of $800.0 million, a borrowing capacity amount of $450.0 million, and no borrowings.

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

Magnolia is a holding company and its principal asset is its controlling equity interest in Magnolia LLC. Magnolia has no independent means of generating revenue. To the extent Magnolia LLC has available cash, Magnolia intends to cause Magnolia LLC to make (i) generally pro rata distributions to its unitholders, including Magnolia, in an amount at least sufficient to allow Magnolia to pay its taxes and (ii) non-pro rata payments to Magnolia to reimburse it for its corporate and other overhead expenses. As of December 31, 2024, the Company had no borrowings during the year or outstanding at the end of the period related to the RBL Facility, and therefore there were no restrictions under the RBL Facility on the ability of Magnolia LLC and its subsidiaries to transfer funds to Magnolia. To the extent that Magnolia needs funds and Magnolia LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any financing arrangements, or are otherwise unable to provide such funds, Magnolia’s liquidity and financial condition could be materially adversely affected.

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

In addition, certain change of control events may have the effect of accelerating any payments due under Magnolia’s RBL Facility, and could, in certain defined circumstances, require Magnolia to make an offer to repurchase its outstanding notes and/or result in the acceleration of payments required by the Indenture governing the 2032 Senior Notes, which could be substantial and accordingly serve as a disincentive to a potential acquirer of the Company.

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

Magnolia has policies that govern many aspects of computer and data security, data backup, appropriate use, and incident management. In addition, there are several key risk mitigation processes and software tools in place to prevent, detect, and respond to cybersecurity attacks. Multi-factor authentication and privileged access are required to access the Company’s network in order to protect internal data and ensure appropriate access. The Company utilizes security vulnerability scanning software and 24/7 monitoring in an effort to detect and prevent significant cybersecurity threats. Magnolia uses email and spam filtering and requires mandatory security awareness training for all employees, which is reinforced through periodic simulated phishing tests.

The Company uses a backup and recovery methodology that supports the replication of data across multiple secure data centers with the intent to prevent local and cloud backup data from accidental destruction and unavailability in the event of data loss or a major cyber event. Magnolia has a cybersecurity Incident Response Plan (“IRP”) in place that was established to help protect the integrity, availability, and confidentiality of information, prevent loss of service, and adhere to industry best practices. The IRP is reviewed annually and specifies the process for identifying a cybersecurity incident, conducting the initial investigation, classifying incident severity, documenting and communicating information to the appropriate parties, responding to and remediating the incident, and ongoing training. In the event of a cybersecurity incident, the IRP would be initiated to inform management, the Audit Committee, and the board of directors, as necessary. The Company also has contracted retainers with third party vendors in the event they are required to assist during a major cybersecurity incident.

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

The Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Please see Item 1A—Risk Factors—Magnolia’s business could be adversely affected by security threats, including cybersecurity threats, and related disruptions in this Annual Report on Form 10-K for further discussion regarding the Company’s cybersecurity risks.

Item 3. Legal Proceedings

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Magnolia’s Executive Officers and Directors

The following table sets forth, as of February 19, 2025, the names, ages, and positions held by Magnolia’s executive officers and directors:

Name	Age	Position
Christopher G. Stavros	61	President, Chief Executive Officer and Director
Brian M. Corales	46	Senior Vice President and Chief Financial Officer
Timothy D. Yang	53	Executive Vice President, General Counsel, Corporate Secretary and Land
Dan F. Smith	78	Chairman
Arcilia C. Acosta	59	Director
Edward P. Djerejian	85	Director
David M. Khani	61	Director
James R. Larson	75	Director
R. Lewis Ropp	65	Director
Shandell M. Szabo	50	Director

Christopher G. Stavros is Magnolia’s President and Chief Executive Officer and serves as a member of the Company’s board of directors. Before his appointment to this position in September 2022, he served as Magnolia’s Executive Vice President and Chief Financial Officer since the Company’s inception. Prior to joining the Company, Mr. Stavros was the Chief Financial Officer of Occidental Petroleum Corporation (“Occidental”), whose principal businesses consist of oil and gas, chemical and midstream, and marketing segments. Mr. Stavros served in this position from 2014 to 2017, having previously served in various investor relations and treasury roles at Occidental since 2005.

Brian M. Corales serves as Magnolia’s Senior Vice President and Chief Financial Officer. Prior to this appointment in November 2022, Mr. Corales served as the Company’s Vice President, Investor Relations since November 2018. Prior to joining the Company in November 2018, Mr. Corales was a senior analyst at Johnson Rice & Co. and previously spent 15 years in positions at other investment banks, including as a director at Scotia Howard Weil from October 2009 to February 2018, where he covered exploration and production companies with a range of market caps located in various basins throughout the United States.

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

David M. Khani served as Chief Financial Officer of EQT Corporation, a leading independent U.S. natural gas producer with an asset base in the core of the Appalachian Basin (“EQT Corp.”), from January 2020 until July 2023. Prior to joining EQT Corp., Mr. Khani served as the Executive Vice President and Chief Financial Officer of CONSOL Energy (“CONSOL”), an energy company whose businesses during his tenure included natural gas, exploration and production, and coal mining from March 2013 to December 2019, and as Vice President, Finance at CONSOL from September 2011 to March 2013. Mr. Khani spent the first 18 years of his career at various investment banking and capital market firms, including FBR & Co., Prudential Financial, Inc., and Lehman Brothers, Inc.

James R. Larson served as an independent director of CSI Compressco GP LLC and its predecessor CSI Compressco GP Inc., general partner of CSI Compressco L.P., a provider of compression services and equipment for oil and natural gas production, gathering, transportation, processing, and storage (“CSI Compressco”), from July 2011 until April 2024, when CSI Compressco was acquired by Kodiak Gas Services, Inc. During his tenure on the CSI Compressco board, Mr. Larson also served as Chairman of its Audit Committee since July 2011, and served as a member of its Conflicts Committee from April 2012 until January 2021 and as Chairman of its Conflicts Committee since August 2021. Mr. Larson retired in January 2006 from his position as senior vice president of Anadarko Petroleum Corporation (“Anadarko”), an independent exploration and production company, and he held various tax and financial positions within Anadarko since joining the company in 1981.

R. Lewis Ropp was a Senior Managing Director and Senior Equity Partner of Barrow Hanley Global Investors, a diversified investment management firm (“Barrow Hanley”), from October 2001 until June 2024, at which time he retired. From 2017 until 2020, Mr. Ropp served on the United Nations Principles for Responsible Investment (UNPRI) Oil & Gas Advisory Committee, leading the engagement conversation with industry CEOs on transition risks for oil and gas companies to a low-carbon environment. Mr. Ropp began his career in 1981 in the oil and gas industry, and was a process team leader at Shell Oil Company from 1990 to 1997.

Shandell M. Szabo has served as an independent director of Talos Energy, Inc., an energy company focused on offshore oil and gas exploration and production (“Talos”), since February 2023, where she serves on the Compensation and Safety, Sustainability and Corporate Responsibility Committees and co-chairs the Technical Committee. Beginning in February 2020, Ms. Szabo served on the board of directors of EnVen Energy Corporation, which was a private operator of deepwater platforms in the Gulf of Mexico that was acquired by Talos in February 2023, and she served as Chair of the Risk Committee and a member of the Governance Committee until the acquisition. Prior to that, Ms. Szabo served nearly 20 years with Anadarko in various roles of steadily increasing responsibility throughout Anadarko’s U.S. onshore portfolio and deepwater Gulf of Mexico, until its acquisition by Occidental in August 2019.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Magnolia’s Class A Common Stock are currently traded on the NYSE under the ticker symbol “MGY.” As of February 14, 2025, there were 10 holders of record of Magnolia’s Class A Common Stock, and 5 holders of record of the Company’s Class B Common Stock, par value $0.0001 per share.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s share repurchase activities for the year ended December 31, 2024:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet be Purchased Under the Program (1)
January 1, 2024 - September 30, 2024	5,300,000	$23.97	5,300,000	3,918,105
October 1, 2024 - October 31, 2024	575,000	26.04	575,000	3,343,105
November 1, 2024 - November 30, 2024	420,000	27.35	420,000	2,923,105
December 1, 2024 - December 31, 2024	1,180,000	24.87	1,180,000	1,743,105
Total	7,475,000	$24.46	7,475,000	1,743,105
(1)As of December 31, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. On February 12, 2025, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 50.0 million shares.

During the twelve months ended December 31, 2024, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 3.5 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $89.7 million at an average price of $25.62 per share. There is no public market for the Class B Common Stock. For further detail, see Note 11—Stockholders’ Equity in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return (including the reinvestment of dividends) for the Company’s Class A Common Stock to that of the Standard and Poor’s (“S&P”) 500 Index and the SPDR S&P 500 Oil & Gas Exploration and Production ETF. “Cumulative total return” means the change in share price of the Company’s Class A Common Stock during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s Class A Common Stock and in each of the S&P 500 Index and the SPDR S&P 500 Oil & Gas Exploration and Production ETF on December 31, 2019.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MAGNOLIA OIL AND GAS, THE S&P 500 INDEX, AND THE SPDR S&P 500 OIL & GAS EXPLORATION AND PRODUCTION ETF

260
240
220
200
180
160
140
120
100
80
60
40
20
0
Index Values ($)
Initial
2020
2021
2022
2023
2024
Magnolia Oil & Gas Corporation
S&P 500 Index
SPDR S&P Oil & Gas Exploration & Production ETF

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included in this Form 10-K.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Magnolia’s business model prioritizes prudent and disciplined capital allocation, free cash flow, and financial stability. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low financial leverage. During 2024, Magnolia operated two rigs. The Company’s gradual and measured approach toward the development of the Giddings area has created operating efficiencies leading to higher production in 2024.

Market Conditions Update

Commodity prices experienced significant volatility in recent years, impacted by the Russia-Ukraine war, actions taken by OPEC, and the continued instability and conflict in the Middle East. Global conflict and supply chain disruptions drove high oil and natural gas prices in 2022. Beginning in 2023, due to the easing of global geopolitically driven supply fears along with record high U.S. production, natural gas and NGL prices significantly declined and oil prices weakened. In 2024, despite continued commodity price volatility, lower well costs combined with improved operating efficiencies allowed for more wells to be drilled, completed, and turned in line helping to support Magnolia's overall high-margin growth from a disciplined capital program.

Business Overview

As of December 31, 2024, Magnolia’s assets in South Texas included 79,067 gross (54,936 net) acres in the Karnes area and 738,840 gross (549,121 net) acres in the Giddings area. As of December 31, 2024, Magnolia held an interest in approximately 2,674 gross (1,818 net) wells, with total production of 89.7 thousand barrels of oil equivalent per day (“Mboe/d”) for the year ended December 31, 2024.

Magnolia recognized net income attributable to Class A Common Stock of $366.0 million, or $1.94 per diluted common share, for the year ended December 31, 2024. Magnolia also recognized net income of $397.3 million, which includes noncontrolling interest of $31.3 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company declared cash dividends to holders of its Class A Common Stock totaling $97.6 million.

As of December 31, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. The Company had repurchased 38.3 million shares under the program at a cost of $707.8 million and had 1.7 million shares of Class A Common Stock remaining under its share repurchase authorization as of December 31, 2024. On February 12, 2025, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 50.0 million shares.

As of December 31, 2024, Magnolia owned approximately 97.2% of the interest in Magnolia LLC and the noncontrolling interest was 2.8%.
Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•In November 2024, the Company amended and restated the RBL Facility, redeemed all of the 2026 Senior Notes that bore interest at 6.0% per annum, and issued the 2032 Senior Notes that bear interest at 6.875% per annum.

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

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

	Years Ended
(In thousands, except per unit data)	December 31, 2024	December 31, 2023
Production:
Oil (MBbls)	14,019	12,608
Natural gas (MMcf)	58,746	55,085
NGLs (MBbls)	9,024	8,266
Total (Mboe)	32,834	30,054

Average daily production:
Oil (Bbls/d)	38,302	34,541
Natural gas (Mcf/d)	160,508	150,918
NGLs (Bbls/d)	24,655	22,645
Total (boe/d)	89,709	82,340

Production (% of total):
Oil	43%	42%
Natural gas	30%	31%
NGLs	27%	27%

Revenues:
Oil revenues	$1,046,675	$958,388
Natural gas revenues	90,277	102,054
Natural gas liquids revenues	178,934	166,537
Total revenues	$1,315,886	$1,226,979

Revenue (% of total):
Oil	80%	78%
Natural gas	7%	8%
NGLs	13%	14%

Average Price:
Oil (per barrel)	$74.66	$76.02
Natural gas (per Mcf)	1.54	1.85
NGLs (per barrel)	19.83	20.15

Oil revenues for the year ended December 31, 2024 were $88.3 million higher than the year ended December 31, 2023. An 11% increase in oil production increased revenues for the year ended December 31, 2024 by $105.4 million compared to the same period in the prior year, partially offset by a 2% decrease in average prices which decreased revenues by $17.1 million.

Natural gas revenues for the year ended December 31, 2024 were $11.8 million lower than the year ended December 31, 2023. A 17% decrease in average prices decreased revenues for the year ended December 31, 2024 by $17.4 million compared to the same period in the prior year, partially offset by a 7% increase in natural gas production which increased revenues by $5.6 million.

NGL revenues for the year ended December 31, 2024 were $12.4 million higher than the year ended December 31, 2023. A 9% increase in NGL production increased revenues for the year ended December 31, 2024 by $15.0 million compared to the same period in the prior year, partially offset by a 2% decrease in average prices which decreased revenues by $2.6 million.

Operating Expenses and Other Income (Expense). The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Years Ended
(In thousands, except per unit data)	December 31, 2024	December 31, 2023
Operating Expenses:
Lease operating expenses	$180,881	$155,491
Gathering, transportation, and processing	39,832	44,327
Taxes other than income	71,862	65,565
Exploration expenses	1,374	5,445
Asset retirement obligations accretion	6,729	4,039
Depreciation, depletion and amortization	414,487	324,790
Impairment of oil and natural gas properties	—	15,735
General and administrative expenses	88,733	77,102
Total operating costs and expenses	$803,898	$692,494

Other Income (Expense):
Interest expense, net	$(14,371)	$(33)
Loss on extinguishment of debt	(8,796)	—
Other income, net	4,322	15,360
Total other income (expense), net	$(18,845)	$15,327

Average Operating Costs per boe:
Lease operating expenses	$5.51	$5.17
Gathering, transportation, and processing	1.21	1.47
Taxes other than income	2.19	2.18
Exploration expenses	0.04	0.18
Asset retirement obligations accretion	0.20	0.13
Depreciation, depletion and amortization	12.62	10.81
Impairment of oil and natural gas properties	—	0.52
General and administrative expenses	2.70	2.57

Lease operating expenses are the costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the year ended December 31, 2024 were $25.4 million, or $0.34 per boe, higher than the year ended December 31, 2023, due to an increase in chemicals, compression, operating and maintenance costs and payroll expense associated with a higher well count in addition to higher workover activity.

Gathering, transportation, and processing costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The Company is also party to a number of percent-of-proceeds arrangements that track closely to natural gas and NGL pricing and affect the cost of commodity processing. The gathering, transportation, and processing costs for the year ended December 31, 2024 were $4.5 million, or $0.26 per boe, lower than the year ended December 31, 2023, primarily due to contractual changes and lower natural gas and NGL pricing while the change per boe was due to the increase in natural gas and NGL production.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the year ended December 31, 2024 were $6.3 million, or $0.01 per boe, higher than the year ended December 31, 2023, primarily due to an increase in production taxes as a result of the increase in oil and NGL revenues, which was partially offset by the decrease in natural gas revenues.

Exploration expenses are geological and geophysical costs that include seismic surveying costs, costs of expired or abandoned leases, and delay rentals. The exploration expenses for the year ended December 31, 2024 were $4.1 million, or $0.14 per boe, lower than the year ended December 31, 2023, due to decreased spending on seismic licenses.

Depreciation, depletion and amortization (“DD&A”) during the year ended December 31, 2024 was $89.7 million, or $1.81 per boe, higher than the year ended December 31, 2023 due to increased production and a higher depreciable cost basis.

During the year ended December 31, 2024, the Company did not recognize any impairments. For the year ended December 31, 2023, the Company recognized a $15.7 million proved property impairment related to the Highlander property.

General and administrative expenses during the year ended December 31, 2024 were $11.6 million, or $0.13 per boe, higher than the year ended December 31, 2023 primarily driven by increased corporate payroll expenses and other non-recurring costs.

Interest expense, net, during the year ended December 31, 2024 was $14.3 million higher than the year ended December 31, 2023, driven by lower interest income realized during 2024 as a result of lower cash balances.

During the year ended December 31, 2024, the Company recognized a loss of $8.8 million on the extinguishment of the 2026 Senior Notes.

Other income, net, during the year ended December 31, 2024 was $11.0 million lower than the year ended December 31, 2023. In 2023, the Company recognized a gain on earnout payment associated with the sale of the Company’s 35% membership interest in Ironwood Eagle Ford Midstream LLC and a gain on sale of the Company’s 84.7% interest in Highlander, with no such gains in 2024. In addition, the decrease is impacted by the change in revaluation of the contingent consideration.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	For the Years Ended
(In thousands)	December 31, 2024	December 31, 2023
Current income tax expense	$25,541	$31,852
Deferred income tax expense	70,272	75,356
Income tax expense	$95,813	$107,208

For the year ended December 31, 2024, income tax expense was $11.4 million lower than the year ended December 31, 2023, primarily a result of additional tax credits and a decrease in income before income taxes, partially offset by an increase in controlling interest. See Note 10—Income Taxes in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Liquidity and Capital Resources

Magnolia’s primary source of liquidity and capital has been its cash flows from operations. The Company’s primary uses of cash have been for development of the Company’s oil and natural gas properties, returning capital to shareholders, bolt-on acquisitions of oil and natural gas properties, and general working capital needs.

The Company may also utilize borrowings under other various financing sources available to Magnolia, including the RBL Facility and the issuance of equity or debt securities through public offerings or private placements, to fund Magnolia’s acquisitions and long-term liquidity needs. Magnolia’s ability to complete future offerings of equity and debt securities and the timing of these offerings will depend upon various factors, including prevailing market conditions and the Company’s financial condition.

Material cash commitments include $27.5 million in interest payments paid each year through 2032, along with contractual obligations discussed in Note 9—Commitments and Contingencies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. The Company anticipates its current cash balance, cash flows from operations, and its available sources of liquidity to be sufficient to meet the Company’s cash requirements. In the event of a sustained market deterioration, Magnolia may need additional liquidity, which would require the Company to evaluate available alternatives and take appropriate actions.

As of December 31, 2024, the Company had $400.0 million of principal debt related to the 2032 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of December 31, 2024, the Company has $710.0 million of liquidity comprised of the $450.0 million of borrowing capacity under the RBL Facility, and $260.0 million of cash and cash equivalents.

Cash and Cash Equivalents

At December 31, 2024, Magnolia had $260.0 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$920,850	$855,789
Proceeds from issuance of long-term debt	400,000	—
Net sources of cash and cash equivalents	1,320,850	855,789

USES OF CASH AND CASH EQUIVALENTS
Redemption of long-term debt	$(404,000)	$—
Acquisitions	(165,424)	(355,499)
Additions to oil and natural gas properties	(486,729)	(424,890)
Changes in working capital associated with additions to oil and natural gas properties	(2,385)	(33,793)
Class A Common Stock repurchases	(183,375)	(205,320)
Class B Common Stock purchases and cancellations	(89,670)	—
Dividends paid	(97,620)	(88,077)
Distributions to noncontrolling interest owners	(9,133)	(14,065)
Cash paid for debt issuance costs	(12,713)	—
Other	(10,873)	(8,465)
Net uses of cash and cash equivalents	(1,461,922)	(1,130,109)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(141,072)	$(274,320)

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

Net cash provided by operating activities totaled $920.9 million and $855.8 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, cash provided by operating activities was positively impacted by the timing of collections and the increase in oil, natural gas, and NGL production, partially offset by lower realized oil, natural gas, and NGL prices.

Proceeds from issuance of long-term debt

During the year ended December 31, 2024, the Company received $400.0 million from the issuance of the 2032 Senior Notes. For more detail, refer to Note 7—Long-term Debt.

Uses of Cash and Cash Equivalents

Redemption of Long-term debt

During the year ended December 31, 2024, the Company paid $404.0 million to redeem the 2026 Senior Notes. For more detail, refer to Note 7—Long-term Debt.

Acquisitions

During the year ended December 31, 2024, the Company completed various leasehold, mineral rights, and property acquisitions totaling $165.4 million primarily in the Giddings area.

During the year ended December 31, 2023, the Company completed various leasehold, mineral rights, and property acquisitions totaling $355.5 million primarily in the Giddings area.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the years ended December 31, 2024 and 2023.

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023
Drilling and completion	$477,000	$421,623
Leasehold acquisition costs	9,729	3,267
Total capital expenditures	$486,729	$424,890

During 2024, Magnolia operated two rigs. The activity during the year ended December 31, 2024 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of December 31, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. On February 12, 2025, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased total share repurchase authorization to 50.0 million. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the years ended December 31, 2024 and 2023, the Company repurchased 7.5 million and 9.6 million shares under this authorization, for a total cost of approximately $182.8 million and $207.0 million, respectively.

During the year ended December 31, 2024, Magnolia LLC repurchased and subsequently canceled 3.5 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $89.7 million of cash consideration. As of December 31, 2024, Magnolia owned approximately 97.2% of the interest in Magnolia LLC and the noncontrolling interest was 2.8%.

During the year ended December 31, 2024, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $97.6 million. Additionally, $7.8 million was distributed to the Magnolia LLC Unit Holders. During the year ended December 31, 2023, the Company declared cash dividends to holders of its Class A Common Stock totaling $87.8 million. During the same time period, cash paid for dividends was $88.1 million, inclusive of dividends on vested non-participating securities. Additionally, $10.0 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

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

Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those that are directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2024, that are included in this Annual Report, are planned to be developed within one year.

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

Income Taxes

The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of Magnolia LLC. The amount of income taxes recorded by the Company requires interpretations of complex rules related to the Company’s partnership structure and regulations of various tax jurisdictions throughout the United States. Deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the carrying amounts on the consolidated financial statements and the tax basis of assets and liabilities, as measured using currently enacted tax rates. These differences will result in taxable income or deductions in future years when the reported amounts of the assets or liabilities are recovered or settled, respectively. Considerable judgment is required in predicting when these events may occur and whether recovery of an asset is more likely than not. Magnolia records deferred tax assets and associated valuation allowances, when appropriate, to reflect amounts more likely than not to be realized based upon Company analysis. Additionally, federal and state income tax returns are generally not filed before the consolidated financial statements are prepared. Therefore, Magnolia estimates the tax basis of its assets and liabilities at the end of each period, as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks, if any. Adjustments related to differences between the estimates used by the Company and the actual amounts reported are recorded in the periods in which the Company’s income tax returns are filed. These adjustments and changes in estimates of asset recovery and liability settlement as well as significant enacted tax rate changes could have an impact on the Company’s results of operations. Please refer to Part II, Item 8, Note 2—Summary of Significant Accounting Policies and Note 10—Income Taxes in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At December 31, 2024, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the year ended December 31, 2024 would have increased (decreased) the Company’s revenues by approximately $14.0 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2024 would have increased (decreased) Magnolia’s revenues by approximately $5.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magnolia Oil & Gas Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties

As discussed in Note 2 to the consolidated financial statements, the Company depreciates, depletes, and amortizes its proved oil and natural gas properties using the unit-of-production method. For the year ended December 31, 2024, the Company recorded depreciation, depletion and amortization expense of $414 million. The estimation of proved oil and natural gas reserves requires the expertise of reservoir engineering specialists, who take into consideration future production, future operating and capital costs, and historical oil and natural gas prices inclusive of price differentials. The Company engages independent reservoir engineering specialists to estimate proved oil and natural gas reserves, which are an input to the calculation of depreciation, depletion, and amortization.

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
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Magnolia Oil & Gas Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 19, 2025

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,049	$401,121
Accounts receivable	147,901	189,705
Drilling advances	2,275	12
Other current assets	599	435
Total current assets	410,824	591,273
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	4,403,210	3,743,580
Other	18,716	9,774
Accumulated depreciation, depletion and amortization	(2,115,892)	(1,701,333)
Total property, plant and equipment, net	2,306,034	2,052,021
OTHER ASSETS
Deferred financing costs, net	7,022	3,836
Deferred tax assets	77,637	90,358
Other long-term assets	19,318	18,728
Total other assets	103,977	112,922
TOTAL ASSETS	$2,820,835	$2,756,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$181,073	$193,212
Other current liabilities (Note 5)	109,188	121,675
Total current liabilities	290,261	314,887
LONG-TERM LIABILITIES
Long-term debt, net	392,513	392,839
Asset retirement obligations, net of current	161,295	148,467
Other long-term liabilities	9,440	17,355
Total long-term liabilities	563,248	558,661
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 228,164 shares issued and 189,356 shares outstanding in 2024 and 214,497 shares issued and 183,164 shares outstanding in 2023	23	21
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 5,523 shares and 21,827 shares issued and outstanding in 2024 and 2023, respectively	1	2
Additional paid-in capital	1,880,243	1,743,930
Treasury Stock, at cost, 38,808 shares and 31,333 shares in 2024 and 2023, respectively	(721,279)	(538,445)
Retained earnings	754,591	486,162
Noncontrolling interest	53,747	190,998
Total equity	1,967,326	1,882,668
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,820,835	$2,756,216

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
REVENUES
Oil revenues	$1,046,675	$958,388	$1,158,006
Natural gas revenues	90,277	102,054	301,494
Natural gas liquids revenues	178,934	166,537	234,993
Total revenues	1,315,886	1,226,979	1,694,493
OPERATING EXPENSES
Lease operating expenses	180,881	155,491	131,513
Gathering, transportation, and processing	39,832	44,327	64,754
Taxes other than income	71,862	65,565	94,031
Exploration expenses	1,374	5,445	11,586
Asset retirement obligations accretion	6,729	4,039	3,245
Depreciation, depletion and amortization	414,487	324,790	243,152
Impairment of oil and natural gas properties	—	15,735	—
General and administrative expenses	88,733	77,102	72,426
Total operating expenses	803,898	692,494	620,707

OPERATING INCOME	511,988	534,485	1,073,786

OTHER INCOME (EXPENSE)
Interest expense, net	(14,371)	(33)	(23,442)
Loss on extinguishment of debt	(8,796)	—	—
Other income, net	4,322	15,360	6,543
Total other income (expense), net	(18,845)	15,327	(16,899)

INCOME BEFORE INCOME TAXES	493,143	549,812	1,056,887
Income tax expense	95,813	107,208	6,638
NET INCOME	397,330	442,604	1,050,249
LESS: Net income attributable to noncontrolling interest	31,303	54,303	156,412
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$366,027	$388,301	$893,837

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$1.94	$2.04	$4.73
Diluted	$1.94	$2.04	$4.71
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	186,465	188,174	187,433
Diluted	186,492	188,355	187,901

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

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2023	214,497	$21	21,827	$2	$1,743,930	31,333	$(538,445)	$486,162	$1,691,670	$190,998	$1,882,668
Stock based compensation expense, net of forfeitures	—	—	—	—	17,470	—	—	—	17,470	1,193	18,663
Changes in ownership interest adjustment	—	—	—	—	70,111	—	—	—	70,111	(70,111)	—
Common stock issued related to stock based compensation and other, net	863	1	—	—	(7,561)	—	—	—	(7,560)	(833)	(8,393)
Class A Common Stock repurchases	—	—	—	—	—	7,475	(182,834)	—	(182,834)	—	(182,834)
Class B Common Stock purchase and cancellations	—	—	(3,500)	—	—	—	—	—	—	(89,670)	(89,670)
Conversion of Class B Common Stock to Class A Common Stock	12,804	1	(12,804)	(1)	—	—	—	—	—	—	—
Dividends declared ($0.52 per share)	—	—	—	—	—	—	—	(97,598)	(97,598)	—	(97,598)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(9,133)	(9,133)
Adjustment to deferred taxes	—	—	—	—	(14,723)	—	—	—	(14,723)	—	(14,723)
Tax impact of equity transactions	—	—	—	—	71,016	—	—	—	71,016	—	71,016
Net income	—	—	—	—	—	—	—	366,027	366,027	31,303	397,330
Balance, December 31, 2024	228,164	$23	5,523	$1	$1,880,243	38,808	$(721,279)	$754,591	$1,913,579	$53,747	$1,967,326

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$397,330	$442,604	$1,050,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	414,487	324,790	243,152
Impairment of oil and natural gas properties	—	15,735	—
Asset retirement obligations accretion	6,729	4,039	3,245
Amortization of deferred financing costs	4,459	4,256	5,854
Gain on sale of assets	—	(3,946)	—
Deferred income tax expense (benefit)	70,272	75,356	(65,720)
Gain on revaluation of contingent consideration	(4,312)	(7,643)	—
Stock based compensation	18,663	16,166	13,314
Loss on extinguishment of debt	8,796	—	—
Other	2,922	274	554
Changes in operating assets and liabilities:
Accounts receivable	36,712	(19,404)	(21,001)
Accounts payable	(18,389)	(9,211)	74,937
Accrued liabilities	(9,624)	3,391	8,593
Drilling advances	(2,263)	3,472	(2,869)
Other assets and liabilities, net	(4,932)	5,910	(13,621)
Net cash provided by operating activities	920,850	855,789	1,296,687
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(165,424)	(355,499)	(90,126)
Additions to oil and natural gas properties	(486,729)	(424,890)	(465,139)
Changes in working capital associated with additions to oil and natural gas properties	(2,385)	(33,793)	37,987
Other investing	(584)	(718)	(1,609)
Net cash used in investing activities	(655,122)	(814,900)	(518,887)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400,000	—	—
Redemption of long-term debt	(404,000)	—	—
Class A Common Stock repurchases	(183,375)	(205,320)	(164,913)
Class B Common Stock purchases and cancellations	(89,670)	—	(187,273)
Dividends paid	(97,620)	(88,077)	(75,198)
Distributions to noncontrolling interest owners	(9,133)	(14,065)	(29,362)
Cash paid for debt issuance costs	(12,713)	—	(5,494)
Other financing activities	(10,289)	(7,747)	(7,101)
Net cash used in financing activities	(406,800)	(315,209)	(469,341)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(141,072)	(274,320)	308,459
Cash and cash equivalents – Beginning of period	401,121	675,441	366,982
Cash and cash equivalents – End of period	$260,049	$401,121	$675,441
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization and Nature of Operations

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long-term through steady organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflects a noncontrolling interest representing the interest owned by the Magnolia LLC Unit Holders through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 11—Stockholders’ Equity for further discussion of noncontrolling interest.

Segment Information

The Company operates in one reportable segment engaged in the acquisition, development, exploration, and production of oil and natural gas properties (“Operating segment”). Magnolia’s operations are conducted predominantly in one geographic area of the United States. The Operating segment sells oil, natural gas, and NGLs which are disaggregated on the company’s consolidated statements of operations. The Operating segment’s major customers are disclosed in Note 15—Major Customers.

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The significant accounting policies for the reportable segment are the same as those of the consolidated entity described in Note 2—Summary of Significant Accounting Policies. The profit or loss metric used to evaluate segment performance is net income reported on the Company’s consolidated statements of operations. The measure of segment assets is reported on the Company’s consolidated balance sheets as Total Assets.

The CODM uses the consolidated statements of operations to review net income generated from segment assets to make decisions about allocating resources and assess performance of the Company. Net income is used to monitor budget versus actual results and to benchmark against the Company’s competitors. Significant segment expenses are the same as those in the consolidated statements of operations.

2. Summary of Significant Accounting Policies

Variable Interest Entities

Magnolia LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Magnolia LLC as the Company is the managing member and has the power to direct the activities most significant to Magnolia LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2024, the Company had an approximate 97.2% economic interest in Magnolia LLC and 100% of Magnolia LLC’s assets, liabilities, and results of operations are consolidated in the Company’s consolidated financial statements contained herein. At December 31, 2024, the Magnolia LLC Unit Holders had an approximate 2.8% economic interest in Magnolia LLC; however, the Magnolia LLC Unit Holders have disproportionately fewer voting rights, and are shown as noncontrolling interest holders of Magnolia LLC. See Note 11—Stockholders’ Equity for further discussion of the noncontrolling interest.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments that are readily convertible to cash. Cash and cash equivalents were approximately $260.0 million and $401.1 million at December 31, 2024 and 2023, respectively.

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

The Company reports a liability or a reduction of deferred tax assets for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Refer to Note 10—Income Taxes for additional information.

Commitments and Contingencies

Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Refer to Note 9—Commitments and Contingencies for additional information.

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

The Company’s receivables consist mainly of receivables from oil, natural gas, and NGL purchasers and from joint interest owners on properties the Company operates. Receivables from contracts with customers totaled $123.8 million and $124.4 million as of December 31, 2024 and 2023, respectively. Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of December 31, 2024 or 2023.

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

Net Income Per Share of Common Stock

The Company’s basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effect of the Company’s outstanding restricted stock units (“RSUs”), performance share units (“PSUs”), performance restricted stock units (“PRSUs”), and exchanges or repurchases of Class B Common Stock if the inclusion of these items is dilutive. The Company’s unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed participating securities and, therefore, are deducted from earnings in computing basic and diluted net income per share under the two-class method. Diluted net income per share attributable to common stockholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented. Refer to Note 13—Earnings Per Share for additional information and the calculation of EPS.

Stock Based Compensation

Magnolia has established a long term incentive plan for certain employees and directors that allows for granting RSUs, PSUs, and PRSUs. RSUs granted are valued on the date of the grant using the quoted market price of Magnolia’s Class A Common Stock. PSUs and PRSUs granted are valued based on the grant date fair value determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. RSUs, PSUs, and PRSUs are expensed on a straight-line basis over the requisite service period. The Company records expense associated with the fair value of stock based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” and that expense is included within “General and administrative expenses” and “Lease operating expenses” in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur. These plans and related accounting policies are defined and described more fully in Note 12—Stock Based Compensation.

Leases

Magnolia recognizes right of use assets and lease liabilities for certain commitments with terms greater than one year primarily related to real estate, vehicles, and field equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of December 31, 2024. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. The Company has also elected a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For more information, refer to Note 8—Leases.

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

In November 2024, the Financial Standards Accounting Board (FASB) issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

3. Acquisitions

2024 Acquisitions

In April 2024, the Company completed the acquisition of certain oil and natural gas producing properties, including leasehold and mineral interests, in the Giddings area for $120.4 million. Additionally, during the year ended December 31, 2024, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $45.0 million.

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

2022 Acquisitions

During the year ended December 31, 2022, the Company completed various leasehold, mineral rights, and property acquisitions of certain oil and natural gas assets totaling $90.1 million, subject to customary closing adjustments.

The Company accounted for all acquisitions during the years ended December 31, 2024, 2023, and 2022 as asset acquisitions.

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

Recurring Fair Value Measurements

The carrying value and fair value of the financial instrument that is not carried at fair value in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 is as follows:

	December 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$392,513	$396,808	$392,839	$394,356

The fair values of the 2032 Senior Notes as of December 31, 2024 and the 2026 Senior Notes as of December 31, 2023 are based on unadjusted quoted prices in an active market, which are considered a Level 1 input in the fair value hierarchy.

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

The fair value of the remaining contingent consideration as of December 31, 2024 and 2023 was $7.3 million and $14.3 million, respectively. The current portion of the liability included in “Other current liabilities” on the Company’s consolidated balance sheet as of December 31, 2024 and 2023 was $7.3 million and $6.7 million, respectively. The long-term portion of the liability included in “Other long-term liabilities” on the Company’s consolidated balance sheet as of December 31, 2023 was $7.6 million.

The first tranche was settled for $2.7 million in January 2024. The second tranche was settled for $2.8 million in January 2025. The Company recognized a gain of $4.3 million and $7.6 million on the revaluation of the remaining tranches for the years ended December 31, 2024 and 2023, respectively. Gains and losses on revaluation are included in “Other income, net” on the Company’s consolidated statements of operations.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 12—Stock Based Compensation. There were no other material nonrecurring fair value measurements for the years ended December 31, 2024 and 2023.

5. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	December 31, 2024	December 31, 2023
Accrued capital expenditures	$31,745	$34,131
Other	77,443	87,544
Total other current liabilities	$109,188	$121,675

6. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023
Asset retirement obligations, beginning of period	$150,563	$96,247
Revisions to estimates	(476)	38,327
Liabilities incurred and assumed	11,177	18,463
Liabilities settled	(4,080)	(2,170)
Accretion expense	6,729	4,039
Divestitures	—	(4,343)
Asset retirement obligations, end of period	$163,913	$150,563

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

7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	December 31, 2024	December 31, 2023
Revolving credit facility	$—	$—
Senior Notes due 2026	—	400,000
Senior Notes due 2032	400,000	—
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(7,487)	(7,161)
Long-term debt, net	$392,513	$392,839

Credit Facility

The original RBL Facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender. On February 16, 2022, Magnolia Operating, as borrower, amended and restated the original RBL Facility in its entirety (the “2022 RBL Facility”). On November 13, 2024, Magnolia Operating, as borrower, amended and restated the 2022 RBL Facility in its entirety, providing for maximum commitments in an aggregate principal amount of $1.5 billion with a letter of credit facility with a $50.0 million sublimit, with an initial borrowing base of $800.0 million and borrowing capacity of $450.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties. The RBL Facility matures the earlier of November 13, 2029 and the date that is 91 days prior to the stated maturity date of the 2032 Senior Notes if the outstanding aggregate principal amount outstanding under the 2032 Senior Notes equals or exceeds $50.0 million on such date.

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of unused lender commitments then in effect. The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of December 31, 2024, the Company was in compliance with all covenants under the RBL Facility.

During the year ended December 31, 2024, the Company incurred approximately $5.2 million of lender and transaction fees related to the modification, which were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of five years from November 2024 to November 2029 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility, including its previous amendments, of $4.3 million, $4.1 million, and $5.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheet as of December 31, 2024.

The Company did not have any outstanding borrowings under the RBL Facility as of December 31, 2024.

Senior Notes

On November 26, 2024, the Issuers issued and sold $400.0 million aggregate principal amount of 2032 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2032 Senior Notes were issued under the Indenture, dated as of November 26, 2024 (the “Indenture”), by and among the Issuers, the Company, the guarantors named therein, and Regions Bank, as trustee. The 2032 Senior Notes are guaranteed on a senior unsecured basis by Magnolia Oil & Gas Corporation, Magnolia LLC, Magnolia Oil & Gas Holdings LLC, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2032 Senior Notes will mature on December 1, 2032 and bear interest at the rate of 6.875% per annum.

The Company paid $7.6 million in fees to third parties which were recorded as deferred financing costs. Deferred financing costs are amortized using the effective interest method over the term of the 2032 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2032 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheet as of December 31, 2024.

The Issuers used cash on hand and the proceeds from the issuance of the 2032 Senior Notes to redeem the 2026 Senior Notes. The Company recognized a loss on extinguishment of $8.8 million which is included within “Loss on extinguishment of debt” in the Company’s consolidated statements of operations.

For the years ended December 31, 2024, 2023, and 2022, the Company recognized interest expense related to the 2032 Senior Notes and 2026 Senior Notes of $26.8 million, $26.5 million, and $26.3 million, respectively.

At any time prior to December 1, 2027, the Issuers may, on any one or more occasions, redeem all or a part of the 2032 Senior Notes at a redemption price equal to 100% of the principal amount of the 2032 Senior Notes redeemed, plus a “make whole” premium on accrued and unpaid interest, if any, to, but excluding, the date of redemption. After December 1, 2027, the Issuers may redeem all or a part of the 2032 Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

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

(In thousands)	December 31, 2024	December 31, 2023
Operating Leases
Operating lease assets	$17,056	$15,494

Operating lease liabilities - current	$12,210	$9,576
Operating lease liabilities - long-term	5,591	7,132
Total operating lease liabilities	$17,801	$16,708

Weighted average remaining lease term (in years)	1.5	1.8
Weighted average discount rate	7.1%	6.6%

For the years ended December 31, 2024 and 2023, the Company incurred $12.5 million and $7.9 million, respectively, of lease costs for operating leases included on the Company’s consolidated balance sheet, and $58.2 million and $51.9 million, respectively, for short-term lease costs. For the years ended December 31, 2024 and 2023, the Company did not incur any material expenses for variable lease costs. Cash paid for lease liabilities included in operating cash flows for the years ended December 31, 2024 and 2023 are $12.9 million and $7.9 million, respectively.

Maturities of lease liabilities as of December 31, 2024 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities	Operating Leases
2025	$12,972
2026	5,352
2027	262
2028	109
2029	18
After 2029	—
Total lease payments	$18,713
Less: Interest	(912)
Present value of lease liabilities	$17,801

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

A mineral owner in a Magnolia operated well in Karnes County, Texas filed a complaint with the Texas Railroad Commission (the “Commission”) challenging the validity of the permit to drill such well by questioning the long-standing process by which the Commission granted the permit. After the Commission affirmed the granting of the permit, and after judicial review of the

Commission’s order by the 53rd Judicial District Court Travis County, Texas (the “District Court”), the District Court reversed and remanded the Commission’s order. Upon appeal to the Third Court of Appeals in Austin, Texas (the “Court of Appeals”), the Court of Appeals reversed in part and affirmed in part the District Court’s ruling and remanded the matter to the Commission. The plaintiffs filed a petition for review with the Supreme Court of Texas in late 2023. On January 24, 2025, Magnolia and the mineral owner settled this litigation, pursuant to which the actions pending before all courts were dismissed.

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

Commitments

At December 31, 2024, contractual obligations for long-term operating leases and purchase obligations are as follows:

(In thousands)	Total	2025	2026-2027	2028-2029	2030 & Beyond
Purchase obligations (1)	$7,476	$3,806	$3,670	$—	$—
Operating lease obligations (2)	18,713	12,972	5,614	127	—
Total net minimum commitments	$26,189	$16,778	$9,284	$127	$—
(1)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with firm transportation and delivery contracts, as well as operations- and IT-related service commitments. The costs incurred under these obligations were $2.2 million, $1.7 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)Amounts include long-term lease payments for office space, vehicles, and equipment related to exploration, development, and production activities.

Contingencies

In November 2023, the Company completed the acquisition of certain oil and natural gas producing properties and mineral interests located in the Giddings area. The seller may also receive up to a maximum of $40 million in additional contingent cash consideration through January 2026 based on future commodity prices. The first tranche was settled for $2.7 million in January 2024. The remaining maximum contingent cash consideration as of December 31, 2024 is $37.3 million, of which $2.8 million was paid in January 2025. Refer to Note 3—Acquisitions and Note 4—Fair Value Measurements for additional information.

10. Income Taxes

The Company’s income tax provision consists of the following components:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Current:
Federal	$23,738	$30,166	$66,540
State	1,803	1,686	5,818
Total current	25,541	31,852	72,358
Deferred:
Federal	67,531	73,672	(62,826)
State	2,741	1,684	(2,894)
Total deferred	70,272	75,356	(65,720)
Income tax expense	$95,813	$107,208	$6,638

The Company is subject to U.S. federal income tax, margin tax in the state of Texas, and Louisiana corporate income tax. The Company’s effective tax rates for the years ended December 31, 2024, 2023, and 2022, were 19.4%, 19.5%, and 0.6%, respectively. The primary differences between the annual effective tax rates and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, tax credits generated, and changes in valuation allowances. During the year ended December 31, 2022, the Company released the valuation allowance against net deferred tax assets, which resulted in additional differences between the effective tax rate and the statutory rate.

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations is as follows:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Income tax expense at the federal statutory rate	$103,557	$115,464	$221,954
State income tax expense, net of federal income tax benefits	4,663	4,862	9,526
Noncontrolling interest in partnerships	(7,002)	(11,450)	(33,325)
Change in valuation allowances	—	5,627	(183,976)
Tax credits	(5,042)	(2,713)	(4,980)
Other, net	(363)	(4,582)	(2,561)
Income tax expense	$95,813	$107,208	$6,638

As of December 31, 2024, the Company does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the year ended December 31, 2024, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. As of December 31, 2024, the earliest tax years subject to possible examination by the tax authorities are 2021 for U.S. federal and 2020 for Texas state.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. Valuation allowances for deferred tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. As of December 31, 2024, the Company’s total gross deferred tax assets were $85.5 million. Management assessed whether it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of December 31, 2024, the Company recorded a valuation allowance of $7.8 million to offset the deferred tax asset created by the capital loss attributable to the sale of the Company’s interest in Highlander in Louisiana.

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Investment in partnership	$71,587	$83,853
Capital loss carryforward	5,822	5,627
Oil and natural gas properties	6,077	4,308
Capitalized transaction costs	1,969	2,201
Total deferred tax assets	85,455	95,989
Deferred tax liabilities:
Oil and natural gas properties	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets	85,455	95,989
Valuation allowances	(7,818)	(5,631)
Net deferred tax assets, net of valuation allowances	$77,637	$90,358

As of December 31, 2024, the Company had a $27.7 million gross capital loss carryforward attributable to the sale of the Company’s interest in Highlander which will expire in 4 years, unless offset by future capital gains.

On August 16, 2022, the U.S. enacted legislation referred to as the Inflation Reduction Act (“IRA”), which significantly changes U.S. corporate income tax laws and is effective for tax years beginning after December 31, 2022. These changes include, among others, a new 15% corporate alternative minimum tax on adjusted financial statement income of corporations with profits over $1 billion, a 1% excise tax on stock buybacks, and various tax incentives for energy and climate initiatives. As of December 31, 2024, the Company is in compliance with all applicable provisions of the IRA, including the excise tax on stock buybacks. The Company is currently not subject to the corporate alternative minimum tax. The stock buyback excise tax did not have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of the IRA in future tax years.

11. Stockholders’ Equity

Class A Common Stock

At December 31, 2024, there were 228.2 million shares of Class A Common Stock issued and 189.4 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

As of December 31, 2024, there were 5.5 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of December 31, 2024, the Company’s board of directors had authorized a share repurchase program of up to 40.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s insider trading policy. The share repurchase program does not require purchases to be made within a particular time frame. As of December 31, 2024, the Company had repurchased 38.3 million shares under the program at a cost of $707.8 million and had 1.7 million shares of Class A Common Stock remaining under its share repurchase authorization. On February 12, 2025, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 50.0 million.

During the year ended December 31, 2024, Magnolia LLC repurchased and subsequently canceled 3.5 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $89.7 million of cash consideration (the “Class B Common Stock Repurchases”). Magnolia funded the Class B Common Stock Repurchases with cash on hand. During the same period, the Magnolia LLC Unit Holders redeemed 12.8 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. Magnolia did not receive any proceeds from the sale of shares of Class A Common Stock by the Magnolia LLC Unit Holders.

Dividends and Distributions

Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the years ended December 31, 2024 and December 31, 2023, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
November 8, 2024	December 2, 2024	$0.130	$25,814	$25,096	$718
August 9, 2024	September 3, 2024	0.130	26,119	24,694	1,425
May 13, 2024	June 3, 2024	0.130	26,657	23,820	2,837
February 16, 2024	March 1, 2024	0.130	26,824	23,987	2,837
November 9, 2023	December 1, 2023	0.115	24,023	21,513	2,510
August 10, 2023	September 1, 2023	0.115	24,321	21,811	2,510
May 11, 2023	June 1, 2023	0.115	24,627	22,117	2,510
February 10, 2023	March 1, 2023	0.115	24,878	22,368	2,510
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of December 31, 2024, Magnolia owned approximately 97.2% of the interest in Magnolia LLC and the noncontrolling interest was 2.8%.

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

12. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of December 31, 2024. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance share units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $18.7 million, $16.2 million, and $13.3 million for the years ended December 31, 2024, 2023, and 2022. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the years ended December 31, 2024, 2023, and 2022 was $6.0 million, $5.3 million, and $5.1 million, respectively.

The following table presents a summary of Magnolia’s unvested RSU, PRSU, and PSU activity for the year ended December 31, 2024.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Share Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,074,886	$20.32	943,574	$13.66	232,700	$24.69
Granted(1)	964,236	20.95	—	—	372,202	21.12
Vested	(517,034)	18.13	(680,479)	11.49	(27,494)	23.58
Forfeited	(113,108)	21.69	(17,568)	19.54	(49,127)	22.30
Unvested, end of period	1,408,980	$21.44	245,527	$19.25	528,281	$22.45
(1)    The weighted average grant date fair values of the RSUs granted during the years ended December 31, 2023 and 2022 were $22.78 and $21.14 per share, respectively. The weighted average grant date fair values of the PRSUs granted during the years ended December 31, 2023 and 2022 were $22.28 and $19.22 per share, respectively. The weighted average grant date fair values of the PSUs granted during the year ended December 31, 2023 was $24.69.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair values of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 were $12.2 million, $11.2 million, and $13.8 million, respectively. Unrecognized compensation expense related to unvested RSUs as of December 31, 2024 was $20.0 million, which the Company expects to recognize over a weighted average period of 1.9 years.

Performance Restricted Stock Units and Performance Share Units

The Company has granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon the grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the years ended December 31, 2024, 2023, and 2022 were $15.7 million, $7.1 million, and $4.8 million, respectively. Unrecognized compensation expense related to unvested PRSUs as of December 31, 2024 was $0.4 million, which the Company expects to recognize over a weighted average period of 0.6 years.

Since the Performance Conditions for the PRSUs granted in 2022 were met on March 28, 2022, the fair value of the PRSUs granted after the Performance Conditions were met was based upon the grant date market value of the award. The fair value of the awards granted prior to the date the Performance Conditions were met was determined using a Monte Carlo simulation, the assumptions of which are summarized in the table below.

The Company has granted PSUs to certain employees. Each PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the PSUs is subject to the awardee’s continued employment through the date of settlement of the PSUs, which will occur within 60 days following the end of the performance period. The aggregate fair value of PSUs that vested during the years ended December 31, 2024, 2023, and 2022 were $0.7 million, $6.7 million, and $5.5 million, respectively. Unrecognized compensation expense related to unvested PSUs as of December 31, 2024 was $6.5 million, which the Company expects to recognize over a weighted average period of 1.8 years.

	Years Ended
PRSU and PSU Grant Date Fair Value Assumptions	December 31, 2024	December 31, 2023	December 31, 2022
Expected term (in years)	2.88	2.88	3.55
Expected volatility	45.09%	60.80%	59.58%
Risk-free interest rate	4.35%	4.15%	1.89%
Dividend yield	2.48%	1.93%	1.97%
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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Years Ended
(In thousands, except per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Basic:
Net income attributable to Class A Common Stock	$366,027	$388,301	$893,837
Less: Dividends and net income allocated to participating securities	4,497	4,345	8,204
Net income, net of participating securities	$361,530	$383,956	$885,633
Weighted average number of common shares outstanding during the period - basic	186,465	188,174	187,433
Net income per share of Class A Common Stock - basic	$1.94	$2.04	$4.73

Diluted:
Net income attributable to Class A Common Stock	$366,027	$388,301	$893,837
Less: Dividends and net income allocated to participating securities	4,497	4,342	8,185
Net income, net of participating securities	$361,530	$383,959	$885,652
Weighted average number of common shares outstanding during the period - basic	186,465	188,174	187,433
Add: Dilutive effect stock based compensation and other	27	181	468
Weighted average number of common shares outstanding during the period - diluted	186,492	188,355	187,901
Net income per share of Class A Common Stock - diluted	$1.94	$2.04	$4.71

The Company excluded 13.5 million, 21.8 million, and 32.8 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for the years ended December 31, 2024, 2023, and 2022, respectively, as the effect was anti-dilutive.

14. Related Party Transactions

For the year ended December 31, 2024, there were no material related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

15. Major Customers

For the year ended December 31, 2024, three customers, including their subsidiaries, accounted for 31%, 24%, and 12% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2023, three customers, including their subsidiaries, accounted for 25%, 22%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2022, four customers, including their subsidiaries, accounted for 19%, 17%, 14%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. The Company is exposed to credit risk in the event of nonpayment by counterparties. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.

16. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental cash items:
Cash paid for income taxes	$23,102	$38,834	$72,230
Cash paid for interest	33,967	26,350	26,648
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	31,745	34,131	67,923
Contingent consideration associated with acquisitions	—	21,913	—
Net liabilities assumed in connection with acquisitions	8,421	—	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	13,336	15,053	4,578

17. Subsequent Events

On February 3, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.15 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on March 3, 2025 to shareholders or members of record, as applicable, as of February 14, 2025.

On February 12, 2025, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 50.0 million shares.

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

Capitalized Costs

The aggregate amounts of costs capitalized for oil and natural gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(In thousands)	December 31, 2024	December 31, 2023
Proved properties	$4,149,458	$3,535,922
Unproved properties	253,752	207,658
Total proved and unproved properties	4,403,210	3,743,580
Accumulated depreciation, depletion and amortization	(2,110,990)	(1,697,113)
Net capitalized costs	$2,292,220	$2,046,467

Costs Incurred For Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred in the Company’s oil and natural gas production, exploration, and development activities:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Acquisition costs:
Proved properties	$68,761	$326,150	$53,781
Unproved properties	101,791	68,177	37,994
Exploration and development costs	490,564	471,238	477,995
Total	$661,116	$865,565	$569,770

Oil and Natural Gas Reserve Quantities

The Company’s proved reserves volumes as of December 31, 2024 are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents employed all methods, procedures and assumptions considered necessary in utilizing the data provided to prepare the December 31, 2024 reserve report, which was completed on January 15, 2025. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

The following table summarizes the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for the years ended December 31, 2024, 2023, and 2022. The following prices, as adjusted for transportation, quality, and basis differentials, were used in the calculation of the Standardized Measure of discounted future net cash flows:

	Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Oil (per Bbl)	$74.87	$77.97	$93.42
Natural gas (per Mcf)	1.42	1.59	5.90
NGLs (per Bbl)	20.72	20.75	34.41

The table below presents a summary of changes in the Company’s proved reserves. Magnolia’s proved undeveloped reserves are planned to be developed within one year.

	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)
Total proved reserves:
Balance December 31, 2021	58.7	255.4	34.1	135.4
Extensions	9.7	67.0	10.6	31.5
Revisions of previous estimates	5.6	29.9	2.5	13.0
Purchases of reserves in place	1.1	11.5	1.6	4.6
Production	(12.2)	(50.7)	(6.9)	(27.5)
Balance December 31, 2022	62.9	313.1	41.9	157.0
Extensions	12.5	87.0	12.9	39.9
Revisions of previous estimates	(1.7)	(38.6)	(1.3)	(9.4)
Purchases of reserves in place	11.1	11.6	2.2	15.3
Sales of reserves in place	—	(17.4)	—	(2.9)
Production	(12.6)	(55.1)	(8.3)	(30.1)
Balance December 31, 2023	72.2	300.6	47.4	169.8
Extensions	14.9	69.8	13.6	40.1
Revisions of previous estimates	2.3	11.2	3.7	7.9
Purchases of reserves in place	1.8	13.9	2.6	6.7
Production	(14.0)	(58.7)	(9.0)	(32.8)
Balance December 31, 2024	77.2	336.8	58.3	191.7

Proved developed reserves:
Balance, December 31, 2021	46.7	216.3	27.1	109.8
Balance, December 31, 2022	53.5	244.6	31.3	125.6
Balance, December 31, 2023	61.2	227.2	36.1	135.2
Balance, December 31, 2024	63.0	258.4	43.2	149.3

Proved undeveloped reserves:
Balance, December 31, 2021	12.0	39.1	7.0	25.6
Balance, December 31, 2022	9.4	68.5	10.6	31.4
Balance, December 31, 2023	11.0	73.4	11.3	34.6
Balance, December 31, 2024	14.2	78.4	15.1	42.4

For the year ended December 31, 2024, extensions contributed approximately 40.1 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Giddings and Karnes operations that extended the proved areas. This was comprised of 30.6 MMboe from adding new proved undeveloped reserves and 9.5 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had upward revisions of 7.9 MMboe. These were comprised of increases of 6.8 MMboe for improved performance in the Giddings area, 2.0 MMboe related to infill drilling in the Karnes area, and 1.0 MMboe for lower costs, which were partially offset by decreases of 1.5 MMboe due to lower year-end 2024 SEC-based prices and 0.4 MMboe for optimizing Giddings area development activity. Bolt-on acquisitions added approximately 6.7 MMboe.

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

The following table presents the Company’s standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Future cash inflows	$7,365,663	$7,010,267	$9,103,255
Future production costs	(2,447,228)	(2,408,679)	(2,713,151)
Future development costs	(343,503)	(386,194)	(307,848)
Future income tax expenses	(714,911)	(599,386)	(1,021,211)
Future net cash flows	3,860,021	3,616,008	5,061,045
10% discount to reflect timing of cash flows	(1,278,214)	(1,196,202)	(1,712,681)
Standardized measure of discounted future net cash flows	$2,581,807	$2,419,806	$3,348,364

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Standardized measure of discounted future net cash flows, beginning of period	$2,419,806	$3,348,364	$2,072,262
Sales of oil, natural gas, and NGLs produced during the period, net of production costs	(1,023,311)	(961,596)	(1,404,194)
Purchases of reserves in place	94,695	333,713	93,686
Sales of reserves in place	—	(67,169)	—
Extensions	704,753	599,215	722,877
Changes in estimated future development costs	9,764	7,735	4,418
Net change in prices and production costs	(324,998)	(1,680,852)	1,532,971
Previously estimated development costs incurred during the period	260,361	158,399	188,421
Revisions in quantity estimates	127,331	101,991	398,529
Accretion of discount	283,730	403,589	238,057
Net change in income taxes	(77,525)	270,038	(379,218)
Net change in timing of production and other	107,201	(93,621)	(119,445)
Standardized measure of discounted future net cash flows, end of period	$2,581,807	$2,419,806	$3,348,364

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2024, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2024 no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

Magnolia has adopted and maintains the Amended Insider Trading and Regulation FD Policy (the “Insider Trading Policy”), which the Company believes is reasonably designed to promote compliance with federal and state securities laws, rules and regulations, and NYSE listing standards. The Insider Trading Policy applies globally to all directors, officers, and employees of the Company and its subsidiaries, any other person or entity designated by the Company from time-to-time, and all persons or entities acting on behalf of the Company, such as auditors, agents, and consultants, as well as to Magnolia itself (collectively the “Covered Persons”). It governs the purchase, sale, or other disposition of the Company’s securities, other equity investments, and derivative securities (e.g., common stock, units, warrants, options, puts, calls or other derivatives, whether or not issued by the Company) or any other type of securities that the Company may issue, such as preferred stock and convertible debentures, and generally prohibits, among other things, Covered Persons from engaging in transactions in Magnolia’s securities while aware of material, non-public information relating to Magnolia or its securities. Covered Persons are also prohibited from trading in the securities of another company if they become aware of material, non-public information about that company in the course of their position with the Company.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the Insider Trading Policy, which is attached to this Annual Report on Form 10-K as Exhibit 19.1 and incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:	Page

Consolidated Balance Sheets as of December 31, 2024 and 2023.	47
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.	48
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022.	49
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.	51
Notes to Consolidated Financial Statements.	52

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
4.2*
Indenture, dated as of November 26, 2024, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Finance Corp., the guarantors named therein and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Current Report on Form 8-K, filed on November 26, 2024 (File No. 001-38083)).

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

10.5*
Second Amended and Restated Credit Agreement, dated as of November 13, 2024, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Intermediate LLC, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent as the swingline lender and an issuing bank and each other bank from time to time party thereto (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K, filed on November 13, 2024 (File No. 001-38083)).

10.6*
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

10.10††
Form of 2021 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on August 3, 2021 (File No. 001-38083)).

Exhibit Number	Description
10.11*††
Form of 2022 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.28 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.12*††
Form of 2022 Performance Restricted Stock Unit (Ratable Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.29 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.13*††
Form of 2022 Performance Restricted Stock Unit (Cliff Vesting) Grant Notice and attached Performance Restricted Stock Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.30 filed with the Annual Report on Form 10-K, filed on February 17, 2022 (File No. 001-38083)).

10.14*††
Form of 2023 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 filed with the Annual Report on Form 10-K, filed on February 16, 2023 (File No. 001-38083)).

10.15*††
Form of 2023 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed with the Annual Report on Form 10-K, filed on February 16, 2023 (File No. 001-38083)).

10.16*††
Form of 2023 Non-Employee Director Restricted Stock Unit Grant Notice and attached Form of Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 filed with the Quarterly Report on Form 10-Q, filed on August 2, 2023 (File No. 001-38083)).

10.17*††
Magnolia Oil & Gas Corporation Executive Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on August 2, 2023 (File No. 001-38083)).

10.18*††	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

10.19*††
Form of 2024 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

10.20*††
Form of 2024 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

10.21**††	Form of 2025 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.22**††	Form of 2025 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.23**††	Form of Amendment to RSU, PSU, and PRSU Award Agreements under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

19.1**	Magnolia Oil & Gas Corporation Amended Insider Trading and Regulation FD Policy.

21.1**	Subsidiaries of Magnolia Oil & Gas Corporation.

23.1**	Consent of KPMG LLP.

23.2**	Consent of Miller and Lents, Ltd.

24.1**	Power of Attorney.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Magnolia Oil & Gas Corporation Clawback Policy (incorporated herein by reference to Exhibit 97.1 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

99.1**	Summary Report of Miller and Lents, Ltd., dated as of January 15, 2025, for proved reserves as of December 31, 2024.

Exhibit Number	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MAGNOLIA OIL & GAS CORPORATION

Date: February 19, 2025	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Christopher Stavros Christopher Stavros	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025

/s/ Brian Corales Brian Corales	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2025

/s/ Dan F. Smith* Dan F. Smith	Chairman	February 19, 2025

/s/ Arcilia C. Acosta* Arcilia C. Acosta	Director	February 19, 2025

/s/ Edward P. Djerejian* Edward P. Djerejian	Director	February 19, 2025

/s/ David M. Khani* David M. Khani	Director	February 19, 2025

/s/ James R. Larson* James R. Larson	Director	February 19, 2025

/s/ R. Lewis Ropp* R. Lewis Ropp	Director	February 19, 2025

/s/ Shandell M. Szabo* Shandell M. Szabo	Director	February 19, 2025

By* /s/ Marina Kitikar Marina Kitikar as Attorney-in-fact