Form 10-Q
period 2025-03-31
Magnolia Oil & Gas Corp
filed 2025-05-01
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2025, there were 186,948,932 shares of Class A Common Stock, $0.0001 par value per share, and 5,523,479 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“2032 Senior Notes.” 6.875% Senior Notes due 2032.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$247,558	$260,049
Accounts receivable	157,870	147,901
Drilling advances	656	2,275
Other current assets	891	599
Total current assets	406,975	410,824
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	4,549,181	4,403,210
Other	28,702	18,716
Accumulated depreciation, depletion and amortization	(2,221,761)	(2,115,892)
Total property, plant and equipment, net	2,356,122	2,306,034
OTHER ASSETS
Deferred financing costs, net	6,661	7,022
Deferred tax assets	65,758	77,637
Other long-term assets	33,098	19,318
Total other assets	105,517	103,977
TOTAL ASSETS	$2,868,614	$2,820,835
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$172,396	$181,073
Other current liabilities (Note 6)	132,721	109,188
Total current liabilities	305,117	290,261
LONG-TERM LIABILITIES
Long-term debt, net	392,700	392,513
Asset retirement obligations, net of current	163,126	161,295
Other long-term liabilities	18,347	9,440
Total long-term liabilities	574,173	563,248
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 228,627 shares issued and 187,669 shares outstanding in 2025 and 228,164 shares issued and 189,356 shares outstanding in 2024	23	23
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 5,523 shares issued and outstanding in 2025 and 2024	1	1
Additional paid-in capital	1,878,837	1,880,243
Treasury Stock, at cost, 40,958 shares and 38,808 shares in 2025 and 2024, respectively	(773,673)	(721,279)
Retained earnings	828,607	754,591
Noncontrolling interest	55,529	53,747
Total equity	1,989,324	1,967,326
TOTAL LIABILITIES AND EQUITY	$2,868,614	$2,820,835

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUES
Oil revenues	$245,534	$259,182
Natural gas revenues	51,367	21,095
Natural gas liquids revenues	53,399	39,140
Total revenues	350,300	319,417
OPERATING EXPENSES
Lease operating expenses	47,075	46,150
Gathering, transportation and processing	14,953	8,537
Taxes other than income	20,105	17,898
Exploration expenses	348	25
Asset retirement obligations accretion	1,556	1,618
Depreciation, depletion and amortization	105,853	97,076
General and administrative expenses	24,588	23,555
Total operating expenses	214,478	194,859

OPERATING INCOME	135,822	124,558

OTHER EXPENSE
Interest expense, net	(5,252)	(2,312)
Other income (expense), net	1,215	(4,313)
Total other expense, net	(4,037)	(6,625)

INCOME BEFORE INCOME TAXES	131,785	117,933
Income tax expense	25,137	20,336
NET INCOME	106,648	97,597
LESS: Net income attributable to noncontrolling interest	3,721	12,511
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$102,927	$85,086

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.54	$0.46
Diluted	$0.54	$0.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	188,653	182,368
Diluted	188,664	182,424

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2024	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2023	214,497	$21	21,827	$2	$1,743,930	31,333	$(538,445)	$486,162	$1,691,670	$190,998	$1,882,668
Stock based compensation expense, net of forfeitures	—	—	—	—	4,159	—	—	—	4,159	499	4,658
Common stock issued related to stock based compensation and other, net	680	1	—	—	(6,588)	—	—	—	(6,587)	(792)	(7,379)
Changes in ownership interest adjustment	—	—	—	—	3,862	—	—	—	3,862	(3,862)	—
Class A Common Stock repurchases	—	—	—	—	—	2,350	(52,363)	—	(52,363)	—	(52,363)
Dividends declared ($0.13 per share)	—	—	—	—	—	—	—	(23,987)	(23,987)	—	(23,987)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(2,837)	(2,837)
Adjustment to deferred taxes	—	—	—	—	(206)	—	—	—	(206)	—	(206)
Tax impact of equity transactions	—	—	—	—	—	—	(367)	—	(367)	—	(367)
Net income	—	—	—	—	—	—	—	85,086	85,086	12,511	97,597
Balance, March 31, 2024	215,177	$22	21,827	$2	$1,745,157	33,683	$(591,175)	$547,261	$1,701,267	$196,517	$1,897,784

For the Three Months Ended March 31, 2025
Balance, December 31, 2024	228,164	$23	5,523	$1	$1,880,243	38,808	$(721,279)	$754,591	$1,913,579	$53,747	$1,967,326
Stock based compensation expense, net of forfeitures	—	—	—	—	4,929	—	—	—	4,929	145	5,074
Common stock issued related to stock based compensation and other, net	463	—	—	—	(4,716)	—	—	—	(4,716)	(139)	(4,855)
Modification and cash-settlement of stock based compensation	—	—	—	—	(3,157)	—	—	—	(3,157)	—	(3,157)
Changes in ownership interest adjustment	—	—	—	—	1,116	—	—	—	1,116	(1,116)	—
Class A Common Stock repurchases	—	—	—	—	—	2,150	(51,978)	—	(51,978)	—	(51,978)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	—	(28,911)	(28,911)	—	(28,911)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(829)	(829)
Adjustment to deferred taxes	—	—	—	—	422	—	—	—	422	—	422
Tax impact of equity transactions	—	—	—	—	—	—	(416)	—	(416)	—	(416)
Net income	—	—	—	—	—	—	—	102,927	102,927	3,721	106,648
Balance, March 31, 2025	228,627	$23	5,523	$1	$1,878,837	40,958	$(773,673)	$828,607	$1,933,795	$55,529	$1,989,324

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$106,648	$97,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	105,853	97,076
Exploration expenses, non-cash	123	1
Asset retirement obligations accretion	1,556	1,618
Amortization of deferred financing costs	532	1,089
Deferred income tax expense	12,342	8,708
(Gain) loss on revaluation of contingent consideration	(1,352)	4,205
Stock based compensation	6,550	4,658
Other	230	2,921
Changes in operating assets and liabilities:
Accounts receivable	(9,968)	(9,341)
Accounts payable	(8,678)	19,424
Accrued liabilities	11,875	(17,246)
Drilling advances	1,620	(1,251)
Other assets and liabilities, net	(2,841)	1,473
Net cash provided by operating activities	224,490	210,932
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(24,144)	(13,359)
Deposits for acquisitions of oil and natural gas properties	—	(13,150)
Additions to oil and natural gas properties	(131,168)	(120,986)
Changes in working capital associated with additions to oil and natural gas properties	9,210	20,244
Other investing	30	(57)
Net cash used in investing activities	(146,072)	(127,308)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(52,393)	(51,201)
Dividends paid	(28,911)	(24,010)
Distributions to noncontrolling interest owners	(829)	(2,837)
Other financing activities	(8,776)	(7,380)
Net cash used in financing activities	(90,909)	(85,428)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,491)	(1,804)
Cash and cash equivalents – Beginning of period	260,049	401,121
Cash and cash equivalents – End of period	$247,558	$399,317
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization and Nature of Operations

Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and natural gas liquid (“NGL”) reserves. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas where the Company primarily targets the Eagle Ford Shale and Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through steady organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 (the “2024 Form 10-K”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2024 Form 10-K.

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

2. Summary of Significant Accounting Policies

As of March 31, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2024 Form 10-K, with the exception of the Company’s policies on stock based compensation, which are updated below.

Stock Based Compensation

Magnolia maintains the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), pursuant to which eligible employees and directors may be granted awards in the form of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and performance stock units (“PSUs”). RSUs granted are valued on the date of the grant using the quoted market price of Magnolia’s Class A Common Stock. Liability-classified and equity-classified PSUs and PRSUs granted are valued based on the grant date fair value determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. Liability-classified PSUs are remeasured at fair value using Monte Carlo simulations until settlement. RSUs, PSUs, and PRSUs are expensed on a straight-line basis over the requisite service period. The requisite service period may be subject to acceleration upon employee retirement under certain conditions. The Company records expense associated with the fair value of stock based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” and that expense is included within “General and administrative expenses” and “Lease operating expenses” in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur. These plans and related accounting policies are defined and described more fully in Note 11—Stock Based Compensation.

Recent Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $127.3 million as of March 31, 2025 and $123.8 million as of December 31, 2024. For further detail regarding the Company’s revenue recognition policies, please refer to Note 2—Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2024 Form 10-K.

4. Acquisitions

2025 Acquisitions

During the three months ended March 31, 2025, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $24.1 million.

2024 Acquisitions

In April 2024, the Company completed the acquisition of certain oil and natural gas producing properties, including leasehold and mineral interests, in the Giddings area for $120.4 million. During the three months ended March 31, 2024, the Company paid a $12.5 million deposit related to this acquisition. The remaining consideration was funded at closing with cash on hand.

Additionally, during the three months ended March 31, 2024, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $13.4 million.

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

Recurring Fair Value Measurements

	Fair value at March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt (see Note 7)	$399,200	$—	$—	$399,200
Contingent consideration (see Note 8)	—	3,159	—	3,159
Liability-classified stock based compensation (see Note 11)	—	3,509	—	3,509

	Fair value at December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt (see Note 7)	$396,808	$—	$—	$396,808
Contingent consideration (see Note 8)	—	7,269	—	7,269
Liability-classified stock based compensation (see Note 11)	—	—	—	—

Long-Term Debt

The fair value of the 2032 Senior Notes at March 31, 2025 and December 31, 2024 is based on unadjusted quoted prices in an active market. The carrying value of the 2032 Senior Notes, net of unamortized deferred financing costs, was $392.7 million and $392.5 million as of March 31, 2025 and December 31, 2024, and is included in “Long-term debt, net” on the Company’s consolidated balance sheets.

Contingent Consideration

The fair value of the contingent consideration is estimated using observable market data (NYMEX WTI forward price curve) and Monte Carlo simulation models. The fair value of the contingent consideration is included in “Other current liabilities” on the Company’s consolidated balance sheets.

Liability-Classified Stock Based Compensation

The fair value of the liability for future cash-settled stock based compensation is estimated using observable market data (the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group) and Monte Carlo simulation models. The fair value of the liability for future cash-settled stock based compensation is included in “Other current liabilities” and “Other long-term liabilities” on the Company’s consolidated balance sheets.

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, equity-classified stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation in the notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements as of March 31, 2025 or December 31, 2024.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	March 31, 2025	December 31, 2024
Accrued capital expenditures	$40,955	$31,745
Current operating lease liabilities	18,757	12,210
Other	73,009	65,233
Total other current liabilities	$132,721	$109,188
7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	March 31, 2025	December 31, 2024
Revolving credit facility	$—	$—
Senior Notes due 2032	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(7,300)	(7,487)
Long-term debt, net	$392,700	$392,513

Credit Facility

The original RBL Facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender. On February 16, 2022, Magnolia Operating, as borrower, amended and restated the original RBL Facility in its entirety (the “2022 RBL Facility”). On November 13, 2024, Magnolia Operating, as borrower, amended and restated the 2022 RBL Facility in its entirety, providing for maximum commitments in an aggregate principal amount of $1.5 billion with a letter of credit facility with a $50.0 million sublimit, with an initial borrowing base of $800.0 million and borrowing capacity of $450.0 million. The RBL Facility is guaranteed by certain parent companies and subsidiaries of Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties. The RBL Facility matures on November 13, 2029, subject to certain conditions.

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of unused lender commitments then in effect. The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of March 31, 2025, the Company was in compliance with all covenants under the RBL Facility.

During the year ended December 31, 2024, the Company incurred approximately $5.2 million of lender and transaction fees related to the modification, which were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of five years from November 2024 to November 2029 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility, including its previous amendments of $0.8 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Company did not have any outstanding borrowings under the RBL Facility as of March 31, 2025.

Senior Notes

On November 26, 2024, the Issuers issued and sold $400.0 million aggregate principal amount of 2032 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2032 Senior Notes were issued under the Indenture, dated as of November 26, 2024 (the “Indenture”), by and among the Issuers, the Company, the guarantors named therein, and Regions Bank, as trustee. The 2032 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia LLC, Magnolia Oil & Gas Holdings LLC, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2032 Senior Notes will mature on December 1, 2032 and bear interest at the rate of 6.875% per annum.

The Company paid $7.6 million in fees to third parties which were recorded as deferred financing costs. Deferred financing costs are amortized using the effective interest method over the term of the 2032 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2032 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Company recognized interest expense related to the 2032 Senior Notes and 2026 Senior Notes, collectively, of $7.1 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Environmental Matters

The Company, as an owner or lessee and operator of oil and natural gas properties, is subject to various federal, state, and local laws and regulations, and in certain cases permits, relating to discharge of materials into, and the protection of, the environment. These laws, regulations, and permits may, among other things, impose liability on a lessee under an oil and natural gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in an affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.

Contingencies

In November 2023, the Company completed the acquisition of certain oil and natural gas producing properties and mineral interests located in the Giddings area. The seller may receive up to a maximum of $40.0 million in additional contingent cash consideration based on future commodity prices. The contingent consideration is payable in three tranches based on average NYMEX WTI prices for (i) the period beginning July 1, 2023 through December 31, 2023, (ii) the year ending December 31, 2024, and (iii) the year ending December 31, 2025. The first tranche was settled for $2.7 million in January 2024 and the second tranche was settled for $2.8 million in January 2025. The remaining maximum contingent cash consideration as of March 31, 2025 is $34.5 million.

The Company recognized a gain of $1.4 million and a loss of $4.2 million on the revaluation of the remaining tranches for the three months ended March 31, 2025 and 2024, respectively. Gains and losses on revaluation are included in “Other income (expense), net” on the Company’s consolidated statements of operations.

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Current:
Federal	$12,145	$10,981
State	650	647
Total current	12,795	11,628
Deferred:
Federal	11,780	8,225
State	562	483
Total deferred	12,342	8,708
Income tax expense	$25,137	$20,336

The Company is subject to U.S. federal income tax and margin tax in the state of Texas. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 19.1% and 17.2%, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and tax credits.

As of March 31, 2025, the Company’s total gross deferred tax assets were $73.6 million. Management assessed whether it is more-likely-than-not that the Company will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of March 31, 2025, the Company maintains a valuation allowance of $7.8 million, the majority of which offsets a deferred tax asset associated with a tax capital loss that will expire in 2028, unless offset by future capital gains.

10. Stockholders’ Equity

Class A Common Stock

At March 31, 2025, there were 228.6 million shares of Class A Common Stock issued and 187.7 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At March 31, 2025, there were 5.5 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of March 31, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s insider trading policy. The share repurchase program does not require purchases to be made within a particular time frame. The Company had repurchased 40.4 million shares under the program at a cost of $759.8 million and had 9.6 million shares of Class A Common Stock remaining under its share repurchase authorization as of March 31, 2025.

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

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the three months ended March 31, 2025 and the year ended December 31, 2024, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
February 14, 2025	March 3, 2025	$0.15	$29,740	$28,911	$829
November 8, 2024	December 2, 2024	$0.13	$25,814	$25,096	$718
August 9, 2024	September 3, 2024	$0.13	$26,119	$24,694	$1,425
May 13, 2024	June 3, 2024	$0.13	$26,657	$23,820	$2,837
February 16, 2024	March 1, 2024	$0.13	$26,824	$23,987	$2,837
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of March 31, 2025, Magnolia owned approximately 97.1% of the interest in Magnolia LLC and the noncontrolling interest was approximately 2.9%.

11. Stock Based Compensation

The Company’s board of directors adopted the Plan, effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of March 31, 2025. The Company grants stock based compensation awards in the form of RSUs, PRSUs, and PSUs to eligible employees and directors to enhance the Company’s ability to attract, retain, and motivate persons who make important contributions to the Company by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock. The Company’s awards provide for accelerated vesting upon retirement under specific conditions.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $6.5 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the three months ended March 31, 2025 and 2024 was $3.4 million and $4.8 million, respectively.

On February 12, 2025, certain PSUs were modified to be 50% settled in cash. In accordance with ASC 718, the Company reclassified 50% of the impacted PSUs from equity-classified awards to liability-classified awards, resulting in a reclassification of $2.0 million from equity to liability. The modification resulted in additional compensation expense of $0.4 million recognized within “General and administrative expenses” on the consolidated statements of operations. The modification affected three grantees.

Equity-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s equity-classified unvested RSU, PRSU, and PSU activity for the three months ended March 31, 2025.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,408,980	$21.44	245,527	$19.25	528,281	$22.45
Granted	719,886	23.00	—	—	179,802	19.87
Modified	—	—	—	—	(193,871)	22.36
Vested (1)	(490,618)	21.31	(237,447)	19.16	—	—
Forfeited	(11,276)	22.12	—	—	—	—
Unvested at March 31, 2025	1,626,972	$22.16	8,080	$22.16	514,212	$21.58
(1)47,628 PRSUs were settled in cash for $1.1 million during the three months ended March 31, 2025.
The weighted average grant date fair values of the RSUs and PSUs granted during the three months ended March 31, 2024 were $20.36 and $21.12 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the three months ended March 31, 2025 and 2024 were $10.9 million and $7.9 million, respectively. Unrecognized compensation expense related to unvested RSUs as of March 31, 2025 was $32.5 million, which the Company expects to recognize over a weighted average period of 2.1 years.

Performance Restricted Stock Units and Performance Stock Units

The Company previously granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest and settle either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the three months ended March 31, 2025 and 2024 were $5.4 million and $14.9 million, respectively. Unrecognized compensation expense related to unvested PRSUs as of March 31, 2025 was $0.1 million, which the Company expects to recognize over a weighted average period of 1.0 years.

The Company grants equity-classified PSUs to certain employees. Each equity-classified PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of the equity-classified PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the equity-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the equity-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. The aggregate fair value of equity-classified PSUs that vested during the three months ended March 31, 2024 was $0.1 million. Unrecognized compensation expense related to unvested equity-classified PSUs as of March 31, 2025 was $6.8 million, which the Company expects to recognize over a weighted average period of 1.9 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the equity-classified PSUs in 2025 and 2024.

	Three Months Ended
Equity-classified PSU Grant Date Fair Value Assumptions	March 31, 2025	March 31, 2024
Expected term (in years)	2.88	2.88
Expected volatility	38.62%	45.09%
Risk-free interest rate	4.28%	4.35%
Dividend yield	2.37%	2.48%

Liability-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested liability-classified PSU activity for the three months ended March 31, 2025.

Performance Stock Units
Unvested at December 31, 2024	—
Granted	86,588
Modified	193,871
Vested	—
Forfeited	—
Unvested at March 31, 2025	280,459

Performance Stock Units

The Company grants liability-classified PSUs to certain employees. Each liability-classified PSU, to the extent earned, represents the contingent right to receive cash in lieu of each share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of liability-classified PSUs granted based on the TSR of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the liability-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the liability-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. No liability-classified PSUs vested during the three months ended March 31, 2025 and 2024. Unrecognized compensation expense related to unvested liability-classified PSUs as of March 31, 2025 was $7.5 million, which the Company expects to recognize over a weighted average period of 1.6 years.

The following table summarizes the Monte Carlo simulation assumptions used to remeasure the fair value of the liability-classified PSUs as of March 31, 2025.

Liability-classified PSU Remeasurement Fair Value Assumptions	March 31, 2025
Expected term (in years)	0.75 - 2.75
Expected volatility	28.76% - 36.28%
Risk-free interest rate	3.81% - 4.04%
Dividend yield	2.47%
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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended
(In thousands, except per share data)	March 31, 2025	March 31, 2024
Basic:
Net income attributable to Class A Common Stock	$102,927	$85,086
Less: Dividends and net income allocated to participating securities	1,610	1,101
Net income, net of participating securities	$101,317	$83,985
Weighted average number of common shares outstanding during the period - basic	188,653	182,368
Net income per share of Class A Common Stock - basic	$0.54	$0.46

Diluted:
Net income attributable to Class A Common Stock	$102,927	$85,086
Less: Dividends and net income allocated to participating securities	1,610	1,101
Net income, net of participating securities	$101,317	$83,985
Weighted average number of common shares outstanding during the period - basic	188,653	182,368
Add: Dilutive effect of stock based compensation and other	11	56
Weighted average number of common shares outstanding during the period - diluted	188,664	182,424
Net income per share of Class A Common Stock - diluted	$0.54	$0.46
For the three months ended March 31, 2025 and 2024, the Company excluded 5.5 million and 21.8 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

For the three months ended March 31, 2025 and 2024, there were no material related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Supplemental Cash Flow

Supplemental cash flow disclosures are presented below:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Supplemental cash items:
Cash paid for income taxes	$—	$—
Cash paid for interest	441	12,588
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	40,955	54,375
Net liabilities assumed in connection with acquisitions	—	6,968
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	16,877	2,440

15. Subsequent Events

On April 29, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.15 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on June 2, 2025 to shareholders or members of record, as applicable, as of May 12, 2025.

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the reports that the Company has filed and may file with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 (the “2024 Form 10-K”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes thereto.

Overview

Magnolia Oil & Gas Corporation (the “Company” or “Magnolia”) is an independent oil and natural gas company engaged in the acquisition, development, exploration, and production of oil, natural gas, and NGL reserves that operates in one reportable segment located in the United States. The Company’s oil and natural gas properties are located primarily in the Karnes and Giddings areas in South Texas, where the Company primarily targets the Eagle Ford Shale and the Austin Chalk formations. Magnolia’s objective is to generate stock market value over the long term through steady organic production growth, high full cycle operating margins, an efficient capital program with short economic paybacks, significant free cash flow after capital expenditures, and effective reinvestment of free cash flow. The Company’s allocation of capital prioritizes reinvesting in its business to achieve moderate and predictable annual volume growth balanced with returning capital to its shareholders through dividends and share repurchases.

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

Market Conditions Update

Commodity prices experienced significant volatility in recent years, impacted by the Russia-Ukraine war, actions taken by OPEC, and the continued instability and conflict in the Middle East. In 2024, despite the price volatility, lower well costs combined with improved operating efficiencies allowed for more wells to be drilled, completed, and turned in line helping to support Magnolia’s overall high-margin growth from a disciplined capital program. In 2025, the macroeconomic and geopolitical outlook remains complex and continues to evolve amid persistent inflationary pressures, high interest rates, and escalating trade tensions, including recently imposed tariffs. Magnolia will continue to monitor changes in international trade relations and trade policy, including those related to tariffs, which could adversely impact results.

Business Overview

As of March 31, 2025, Magnolia’s assets in South Texas included 79,067 gross (54,936 net) acres in the Karnes area, and 739,943 gross (549,967 net) acres in the Giddings area. As of March 31, 2025, Magnolia held an interest in approximately 2,684 gross (1,818 net) wells, with total production of 96.5 thousand barrels of oil equivalent per day for the three months ended March 31, 2025.

Magnolia recognized net income attributable to Class A Common Stock of $102.9 million, or $0.54 per diluted common share, for the three months ended March 31, 2025. Magnolia recognized net income of $106.6 million, which includes noncontrolling interest of $3.7 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company declared cash dividends to holders of its Class A Common Stock totaling $28.9 million.

As of March 31, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 40.4 million shares under the program at a cost of $759.8 million and had 9.6 million shares of Class A Common Stock remaining under its share repurchase authorization as of March 31, 2025.

As of March 31, 2025, Magnolia owned approximately 97.1% of the interest in Magnolia LLC and the noncontrolling interest was approximately 2.9%.

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the Company’s redemption of its 2026 Senior Notes that bore interest at 6.0% per annum and its issuance of the 2032 Senior Notes that bear interest at 6.875% per annum, both of which occurred in November 2024. As a result, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

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

	Three Months Ended
(In thousands, except per unit data)	March 31, 2025	March 31, 2024
Production:
Oil (MBbls)	3,517	3,415
Natural gas (MMcf)	16,492	13,749
NGLs (MBbls)	2,424	2,009
Total (Mboe)	8,689	7,715

Average daily production:
Oil (Bbls/d)	39,078	37,531
Natural gas (Mcf/d)	183,248	151,086
NGLs (Bbls/d)	26,930	22,072
Total (boe/d)	96,549	84,784

Production (% of total):
Oil	40%	44%
Natural gas	32%	30%
NGLs	28%	26%

Revenues:
Oil revenues	$245,534	$259,182
Natural gas revenues	51,367	21,095
Natural gas liquids revenues	53,399	39,140
Total revenues	$350,300	$319,417

Revenues (% of total):
Oil	70%	81%
Natural gas	15%	7%
NGLs	15%	12%

Average Price:
Oil (per barrel)	$69.81	$75.89
Natural gas (per Mcf)	3.11	1.53
NGLs (per barrel)	22.03	19.49
Oil revenues for the three months ended March 31, 2025 were $13.6 million lower than for the three months ended March 31, 2024. An 8% decrease in average price decreased first quarter 2025 revenues by $20.7 million compared to the same period in the prior year, while a 3% increase in oil production increased revenues by $7.1 million.

Natural gas revenues for the three months ended March 31, 2025 were $30.3 million higher than the three months ended March 31, 2024. A 103% increase in average price increased first quarter 2025 revenues by $21.7 million compared to the same period in the prior year, and a 20% increase in natural gas production increased revenues by $8.6 million.

NGL revenues for the three months ended March 31, 2025 were $14.3 million higher than the three months ended March 31, 2024. A 13% increase in average price increased first quarter 2025 revenues by $5.1 million compared to the same period in the prior year, and a 21% increase in NGL production increased revenues by $9.2 million.

Operating Expenses and Other Expense

The following table summarizes the Company’s operating expenses and other expense for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	March 31, 2025	March 31, 2024
Operating Expenses:
Lease operating expenses	$47,075	$46,150
Gathering, transportation and processing	14,953	8,537
Taxes other than income	20,105	17,898
Exploration expenses	348	25
Asset retirement obligations accretion	1,556	1,618
Depreciation, depletion and amortization	105,853	97,076
General and administrative expenses	24,588	23,555
Total operating expenses	$214,478	$194,859

Other Expense:
Interest expense, net	$(5,252)	$(2,312)
Other income (expense), net	1,215	(4,313)
Total other expense, net	$(4,037)	$(6,625)

Average Operating Costs per boe:
Lease operating expenses	$5.42	$5.98
Gathering, transportation and processing	1.72	1.11
Taxes other than income	2.31	2.32
Exploration expenses	0.04	—
Asset retirement obligations accretion	0.18	0.21
Depreciation, depletion and amortization	12.18	12.58
General and administrative expenses	2.83	3.05

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended March 31, 2025 were $0.9 million higher, and $0.56 per boe lower, compared to the three months ended March 31, 2024, with the overall increase due to higher production and well count. The per boe decrease was the result of a broad cost reduction initiative in 2024 resulting in cost improvements in most expense categories including surface repair and maintenance, contract labor, equipment rentals, and fluid hauling.

Gathering, transportation and processing (“GTP”) costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The GTP costs for the three months ended March 31, 2025 were $6.4 million, and $0.61 per boe, higher than the three months ended March 31, 2024, primarily due to higher production and natural gas and NGL prices. In addition, as a result of changes to certain processing contracts, a higher portion of Magnolia’s GTP costs is recognized as expense as compared to a reduction to Magnolia’s natural gas and NGL revenues between periods.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended March 31, 2025 were $2.2 million higher, and $0.01 per boe lower, compared to the three months ended March 31, 2024, primarily due to an increase in production taxes as a result of the increase in natural gas and NGL revenues.

Depreciation, depletion and amortization (“DD&A”) during the three months ended March 31, 2025 was $8.8 million higher, and $0.40 per boe lower, than the three months ended March 31, 2024. Increased production increased overall DD&A, and an increase in oil and natural gas reserves decreased DD&A per boe.

General and administrative expenses (“G&A”) during the three months ended March 31, 2025 were $1.0 million higher, and $0.22 per boe lower, than the three months ended March 31, 2024. G&A increased due to an increase in fees, licenses, and overall labor costs, including changes from the modification of stock based compensation awards in 2025. The increases to G&A were partially offset by lower professional services and one-time costs incurred in 2024. G&A per boe decreased due to higher production.

Interest expense, net, during the three months ended March 31, 2025 was $2.9 million higher than the three months ended March 31, 2024, primarily driven by lower interest income realized during 2025 as a result of lower interest rates and cash balances.

Other income, net, during the three months ended March 31, 2025 was $1.2 million compared to other expense, net of $4.3 million during the three months ended March 31, 2024. The change year-over-year is primarily comprised of the revaluation of the contingent consideration liability associated with the acquisition of certain oil and gas producing properties in the Giddings area in the fourth quarter of 2023.

Income Tax Expense

The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Current income tax expense	$12,795	$11,628
Deferred income tax expense	12,342	8,708
Income tax expense	$25,137	$20,336

For the three months ended March 31, 2025, income tax expense was $4.8 million higher than the three months ended March 31, 2024, comprised of movements in both current and deferred income taxes. This was driven by a $1.2 million increase in current income tax expense and a $3.6 million increase in deferred income tax expense, primarily due to an increase in income before income taxes, an increased controlling interest, and the statutory reduction in accelerated depreciation of capital expenditures. See Note 9— Income Taxes in the notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of March 31, 2025, the Company had $400.0 million of principal debt related to the 2032 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of March 31, 2025, the Company had $697.6 million of liquidity comprised of the $450.0 million of borrowing capacity under the RBL Facility, and $247.6 million of cash and cash equivalents.

Cash and Cash Equivalents

At March 31, 2025, Magnolia had $247.6 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$224,490	$210,932

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(24,144)	$(13,359)
Deposits for acquisitions of oil and natural gas properties	—	(13,150)
Additions to oil and natural gas properties	(131,168)	(120,986)
Changes in working capital associated with additions to oil and natural gas properties	9,210	20,244
Class A Common Stock repurchases	(52,393)	(51,201)
Dividends paid	(28,911)	(24,010)
Distributions to noncontrolling interest owners	(829)	(2,837)
Other	(8,746)	(7,437)
Net uses of cash and cash equivalents	(236,981)	(212,736)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(12,491)	$(1,804)
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

Net cash provided by operating activities totaled $224.5 million and $210.9 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, cash provided by operating activities was positively impacted by increased production and an increase in realized natural gas and NGL prices, partially offset by the timing of receipts and payments and a decrease in realized oil prices.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions during each of the three months ended March 31, 2025 and 2024. In addition, during the three months ended March 31, 2024, Magnolia paid $13.2 million in deposits for acquisitions that closed in the second quarter of 2024.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Drilling and completion	$130,439	$118,979
Leasehold acquisition costs	729	2,007
Total capital expenditures	$131,168	$120,986

During the first quarter of 2025, Magnolia operated two rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of March 31, 2025 the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During each of the three months ended March 31, 2025 and 2024, the Company repurchased 2.2 million and 2.4 million shares for a total cost of approximately $52.0 million and $52.4 million, respectively.

As of March 31, 2025, Magnolia owned approximately 97.1% of the interest in Magnolia LLC and the noncontrolling interest was approximately 2.9%.

During the three months ended March 31, 2025, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $28.9 million. Additionally, $0.8 million was distributed to the Magnolia LLC Unit Holders. During the three months ended March 31, 2024, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $24.0 million. Additionally, $2.8 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At March 31, 2025, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the three months ended March 31, 2025 would have increased (decreased) the Company’s revenues by approximately $14.1 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2025 would have increased (decreased) the Company’s revenues by approximately $6.6 million on an annualized basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2024 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2025 - January 31, 2025	500,000	$25.09	500,000	1,243,105
February 1, 2025 - February 28, 2025	585,000	23.71	585,000	10,658,105
March 1, 2025 - March 31, 2025	1,065,000	24.00	1,065,000	9,593,105
Total	2,150,000	$24.18	2,150,000	9,593,105
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2025 no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

10.1*
Form of 2025 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.21 filed with the Annual Report on Form 10-K, filed on February 19, 2025 (File No. 001-38083)).

10.2*
Form of 2025 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed with the Annual Report on Form 10-K, filed on February 19, 2025 (File No. 001-38083)).

10.3*
Form of Amendment to RSU, PSU, and PRSU Award Agreements under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 filed with the Annual Report on Form 10-K, filed on February 19, 2025 (File No. 001-38083)).

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

MAGNOLIA OIL & GAS CORPORATION

Date: May 1, 2025	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)