Form 10-Q
period 2025-06-30
Magnolia Oil & Gas Corp
filed 2025-07-31
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2025, there were 185,291,079 shares of Class A Common Stock, $0.0001 par value per share, and 5,523,479 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

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

“2026 Senior Notes.” 6.0% Senior Notes due 2026.

“2032 Senior Notes.” 6.875% Senior Notes due 2032.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$251,761	$260,049
Accounts receivable	160,330	147,901
Drilling advances	1,908	2,275
Other current assets	2,738	599
Total current assets	416,737	410,824
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	4,663,958	4,403,210
Other	20,483	18,716
Accumulated depreciation, depletion and amortization	(2,328,886)	(2,115,892)
Total property, plant and equipment, net	2,355,555	2,306,034
OTHER ASSETS
Deferred financing costs, net	6,302	7,022
Deferred tax assets	49,285	77,637
Other long-term assets	32,769	19,318
Total other assets	88,356	103,977
TOTAL ASSETS	$2,860,648	$2,820,835
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$165,548	$181,073
Other current liabilities (Note 6)	123,072	109,188
Total current liabilities	288,620	290,261
LONG-TERM LIABILITIES
Long-term debt, net	392,880	392,513
Asset retirement obligations, net of current	164,153	161,295
Other long-term liabilities	16,649	9,440
Total long-term liabilities	573,682	563,248
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 228,673 shares issued and 185,505 shares outstanding in 2025 and 228,164 shares issued and 189,356 shares outstanding in 2024	23	23
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 5,523 shares issued and outstanding in 2025 and 2024	1	1
Additional paid-in capital	1,885,948	1,880,243
Treasury Stock, at cost, 43,168 shares and 38,808 shares in 2025 and 2024, respectively	(822,833)	(721,279)
Retained earnings	878,374	754,591
Noncontrolling interest	56,833	53,747
Total equity	1,998,346	1,967,326
TOTAL LIABILITIES AND EQUITY	$2,860,648	$2,820,835

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Oil revenues	$226,345	$275,331	$471,879	$534,514
Natural gas revenues	42,850	18,569	94,218	39,664
Natural gas liquids revenues	49,786	42,825	103,185	81,964
Total revenues	318,981	336,725	669,282	656,142
OPERATING EXPENSES
Lease operating expenses	43,590	44,350	90,665	90,500
Gathering, transportation and processing	16,489	8,455	31,442	16,992
Taxes other than income	18,802	19,844	38,907	37,742
Exploration expenses	363	402	711	427
Asset retirement obligations accretion	1,563	1,745	3,119	3,363
Depreciation, depletion and amortization	107,082	104,743	212,935	201,819
General and administrative expenses	23,278	22,835	47,867	46,390
Total operating expenses	211,167	202,374	425,646	397,233

OPERATING INCOME	107,814	134,351	243,636	258,909

OTHER EXPENSE
Interest expense, net	(5,604)	(3,516)	(10,856)	(5,828)
Other income (expense), net	(244)	1,047	971	(3,267)
Total other expense, net	(5,848)	(2,469)	(9,885)	(9,095)

INCOME BEFORE INCOME TAXES	101,966	131,882	233,751	249,814
Income tax expense	20,938	26,769	46,075	47,104
NET INCOME	81,028	105,113	187,676	202,710
LESS: Net income attributable to noncontrolling interest	2,911	9,554	6,632	22,065
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$78,117	$95,559	$181,044	$180,645

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.41	$0.51	$0.95	$0.97
Diluted	$0.41	$0.51	$0.95	$0.97
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	186,518	184,937	187,579	183,652
Diluted	186,530	184,965	187,591	183,694

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended June 30, 2024	Shares	Value	Shares	Value		Shares	Value
Balance, March 31, 2024	215,177	$22	21,827	$2	$1,745,157	33,683	$(591,175)	$547,261	$1,701,267	$196,517	$1,897,784
Stock based compensation expense, net of forfeitures	—	—	—	—	4,449	—	—	—	4,449	347	4,796
Common stock issued related to stock based compensation and other, net	121	—	—	—	(135)	—	—	—	(135)	(13)	(148)
Changes in ownership interest adjustment	—	—	—	—	25,573	—	—	—	25,573	(25,573)	—
Class A Common Stock repurchases	—	—	—	—	—	1,000	(25,939)	—	(25,939)	—	(25,939)
Class B Common Stock purchases and cancellations	—	—	(3,000)	—	—	—	—	—	—	(76,740)	(76,740)
Conversion of Class B Common Stock to Class A Common Stock	7,869	1	(7,869)	(1)	—	—	—	—	—	—	—
Dividends declared ($0.13 per share)	—	—	—	—	—	—	—	(23,820)	(23,820)	—	(23,820)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(3,811)	(3,811)
Adjustment to deferred taxes	—	—	—	—	(2,709)	—	—	—	(2,709)	—	(2,709)
Tax impact of equity transactions	—	—	—	—	43,463	—	367	—	43,830	—	43,830
Net income	—	—	—	—	—	—	—	95,559	95,559	9,554	105,113
Balance, June 30, 2024	223,167	$23	10,958	$1	$1,815,798	34,683	$(616,747)	$619,000	$1,818,075	$100,281	$1,918,356

For the Three Months Ended June 30, 2025
Balance, March 31, 2025	228,627	$23	5,523	$1	$1,878,837	40,958	$(773,673)	$828,607	$1,933,795	$55,529	$1,989,324
Stock based compensation expense, net of forfeitures	—	—	—	—	6,586	—	—	—	6,586	195	6,781
Common stock issued related to stock based compensation and other, net	46	—	—	—	(95)	—	—	—	(95)	(3)	(98)
Changes in ownership interest adjustment	—	—	—	—	785	—	—	—	785	(785)	—
Class A Common Stock repurchases	—	—	—	—	—	2,210	(48,683)	—	(48,683)	—	(48,683)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	—	(28,350)	(28,350)	—	(28,350)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(1,014)	(1,014)
Adjustment to deferred taxes	—	—	—	—	(165)	—	—	—	(165)	—	(165)
Tax impact of equity transactions	—	—	—	—	—	—	(477)	—	(477)	—	(477)
Net income	—	—	—	—	—	—	—	78,117	78,117	2,911	81,028
Balance, June 30, 2025	228,673	$23	5,523	$1	$1,885,948	43,168	$(822,833)	$878,374	$1,941,513	$56,833	$1,998,346
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2024	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2023	214,497	$21	21,827	$2	$1,743,930	31,333	$(538,445)	$486,162	$1,691,670	$190,998	$1,882,668
Stock based compensation expense, net of forfeitures	—	—	—	—	8,607	—	—	—	8,607	847	9,454
Common stock issued related to stock based compensation and other, net	801	1	—	—	(6,721)	—	—	—	(6,720)	(807)	(7,527)
Changes in ownership interest adjustment	—	—	—	—	29,434	—	—	—	29,434	(29,434)	—
Class A Common Stock repurchases	—	—	—	—	—	3,350	(78,302)	—	(78,302)	—	(78,302)
Class B Common Stock purchases and cancellations	—	—	(3,000)	—	—	—	—	—	—	(76,740)	(76,740)
Conversion of Class B Common Stock to Class A Common Stock	7,869	1	(7,869)	(1)	—	—	—	—	—	—	—
Dividends declared ($0.26 per share)	—	—	—	—	—	—	—	(47,807)	(47,807)	—	(47,807)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(6,648)	(6,648)
Adjustment to deferred taxes	—	—	—	—	(2,915)	—	—	—	(2,915)	—	(2,915)
Tax impact of equity transactions	—	—	—	—	43,463	—	—	—	43,463	—	43,463
Net income	—	—	—	—	—	—	—	180,645	180,645	22,065	202,710
Balance, June 30, 2024	223,167	$23	10,958	$1	$1,815,798	34,683	$(616,747)	$619,000	$1,818,075	$100,281	$1,918,356

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	228,164	$23	5,523	$1	$1,880,243	38,808	$(721,279)	$754,591	$1,913,579	$53,747	$1,967,326
Stock based compensation expense, net of forfeitures	—	—	—	—	11,514	—	—	—	11,514	340	11,854
Common stock issued related to stock based compensation and other, net	509	—	—	—	(4,810)	—	—	—	(4,810)	(142)	(4,952)
Modification and cash-settlement of stock based compensation	—	—	—	—	(3,157)	—	—	—	(3,157)	—	(3,157)
Changes in ownership interest adjustment	—	—	—	—	1,902	—	—	—	1,902	(1,902)	—
Class A Common Stock repurchases	—	—	—	—	—	4,360	(100,661)	—	(100,661)	—	(100,661)
Dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(57,261)	(57,261)	—	(57,261)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	(1,842)	(1,842)
Adjustment to deferred taxes	—	—	—	—	256	—	—	—	256	—	256
Tax impact of equity transactions	—	—	—	—	—	—	(893)	—	(893)	—	(893)
Net income	—	—	—	—	—	—	—	181,044	181,044	6,632	187,676
Balance, June 30, 2025	228,673	$23	5,523	$1	$1,885,948	43,168	$(822,833)	$878,374	$1,941,513	$56,833	$1,998,346
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$187,676	$202,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	212,935	201,819
Exploration expenses, non-cash	125	1
Asset retirement obligations accretion	3,119	3,363
Amortization of deferred financing costs	1,072	2,189
Deferred income tax expense	29,153	24,948
(Gain) loss on revaluation of contingent consideration	(4,004)	3,200
Stock based compensation	13,852	9,454
Other	2,750	2,921
Changes in operating assets and liabilities:
Accounts receivable	(12,428)	11,360
Accounts payable	(15,525)	26,727
Accrued liabilities	13,248	(6,111)
Drilling advances	368	(1,054)
Other assets and liabilities, net	(9,153)	(1,198)
Net cash provided by operating activities	423,188	480,329
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(39,653)	(150,172)
Additions to oil and natural gas properties	(231,455)	(247,063)
Changes in working capital associated with additions to oil and natural gas properties	2,770	10,287
Other investing	5,771	(498)
Net cash used in investing activities	(262,567)	(387,446)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(100,932)	(80,018)
Class B Common Stock purchases and cancellations	—	(76,740)
Dividends paid	(57,261)	(47,830)
Distributions to noncontrolling interest owners	(1,842)	(6,206)
Other financing activities	(8,874)	(7,527)
Net cash used in financing activities	(168,909)	(218,321)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,288)	(125,438)
Cash and cash equivalents – Beginning of period	260,049	401,121
Cash and cash equivalents – End of period	$251,761	$275,683
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

2. Summary of Significant Accounting Policies

As of June 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2024 Form 10-K, with the exception of the Company’s policies on stock based compensation, which are updated below.

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

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $123.4 million as of June 30, 2025 and $123.8 million as of December 31, 2024. For further detail regarding the Company’s revenue recognition policies, please refer to Note 2—Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2024 Form 10-K.

4. Acquisitions

2025 Acquisitions

During the six months ended June 30, 2025, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $39.7 million.

2024 Acquisitions

In April 2024, the Company completed the acquisition of certain oil and natural gas producing properties, including leasehold and mineral interests, in the Giddings area for $120.4 million.

Additionally, during the six months ended June 30, 2024, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $29.8 million.

The Company accounted for the 2025 and 2024 acquisitions as asset acquisitions.

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

Recurring Fair Value Measurements

	Fair value at June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt (see Note 7)	$404,236	$—	$—	$404,236
Contingent consideration (see Note 8)	—	507	—	507
Liability-classified stock based compensation (see Note 11)	—	4,030	—	4,030

	Fair value at December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt (see Note 7)	$396,808	$—	$—	$396,808
Contingent consideration (see Note 8)	—	7,269	—	7,269
Liability-classified stock based compensation (see Note 11)	—	—	—	—

Long-Term Debt

The fair value of the 2032 Senior Notes at June 30, 2025 and December 31, 2024 is based on unadjusted quoted prices in an active market. The carrying value of the 2032 Senior Notes, net of unamortized deferred financing costs, was $392.9 million and $392.5 million as of June 30, 2025 and December 31, 2024, respectively, and is included in “Long-term debt, net” on the Company’s consolidated balance sheets.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, equity-classified stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation in the notes to the consolidated financial statements. There were no other material nonrecurring fair value measurements as of June 30, 2025 or December 31, 2024.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	June 30, 2025	December 31, 2024
Accrued capital expenditures	$34,515	$31,745
Current operating lease liabilities	18,748	12,210
Other	69,809	65,233
Total other current liabilities	$123,072	$109,188
7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	June 30, 2025	December 31, 2024
Revolving credit facility	$—	$—
Senior Notes due 2032	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(7,120)	(7,487)
Long-term debt, net	$392,880	$392,513

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

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of unused lender commitments then in effect. The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of June 30, 2025, the Company was in compliance with all covenants under the RBL Facility.

During the year ended December 31, 2024, the Company incurred approximately $5.2 million of lender and transaction fees related to the modification, which were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of five years from November 2024 to November 2029 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility, including its previous amendments, of $0.8 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The Company did not have any outstanding borrowings under the RBL Facility as of June 30, 2025.

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

During the year ended December 31, 2024, the Company paid $7.6 million in fees to third parties which were recorded as deferred financing costs. Deferred financing costs are amortized using the effective interest method over the term of the 2032 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2032 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The Company recognized interest expense related to the 2032 Senior Notes and 2026 Senior Notes, collectively, of $7.1 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively, and $14.1 million and $13.3 million for the six months ended June 30, 2025 and 2024, respectively.

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

Contingencies

In November 2023, the Company completed the acquisition of certain oil and natural gas producing properties and mineral interests located in the Giddings area. The seller may receive up to a maximum of $40.0 million in additional contingent cash consideration based on future commodity prices. The contingent consideration is payable in three tranches based on average NYMEX WTI prices for (i) the period beginning July 1, 2023 through December 31, 2023, (ii) the year ending December 31, 2024, and (iii) the year ending December 31, 2025. The first tranche was settled for $2.7 million in January 2024 and the second tranche was settled for $2.8 million in January 2025. The third remaining tranche is valued at $0.5 million and the remaining maximum contingent cash consideration is $34.5 million as of June 30, 2025.

The Company recognized a gain of $2.7 million and $1.0 million on the revaluation of the remaining tranches for the three months ended June 30, 2025 and 2024, respectively. The Company recognized a gain of $4.0 million and a loss of $3.2 million on the revaluation of the remaining tranches for the six months ended June 30, 2025 and 2024, respectively. Gains and losses on revaluation are included in “Other income (expense), net” on the Company’s consolidated statements of operations. Refer to Note 5—Fair Value Measurements for additional information.

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Current:
Federal	$3,854	$9,878	$16,000	$20,858
State	272	650	922	1,298
Total current	4,126	10,528	16,922	22,156
Deferred:
Federal	16,139	15,722	27,919	23,946
State	673	519	1,234	1,002
Total deferred	16,812	16,241	29,153	24,948
Income tax expense	$20,938	$26,769	$46,075	$47,104

The Company is subject to U.S. federal income tax and margin tax in the state of Texas. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 were 20.5% and 20.3%, respectively and 19.7% and 18.9% for the six months ended June 30, 2025 and 2024, respectively. The primary differences between the annual effective tax rate and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, and tax credits.

As of June 30, 2025, the Company’s total gross deferred tax assets were $57.1 million. Management assessed whether it is more-likely-than-not that the Company will generate sufficient taxable income to realize its deferred income tax assets, including the investment in partnership and net operating loss carryforwards. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of June 30, 2025, the Company maintains a valuation allowance of $7.8 million, the majority of which offsets a deferred tax asset associated with a tax capital loss that will expire in 2028, unless offset by future capital gains.

On July 4, 2025, the U.S. enacted legislation referred to as the One Big Beautiful Bill Act (“OBBB”), which contains certain significant changes to U.S. corporate income tax laws and is generally effective for tax years beginning after December 31, 2024. These changes include, among others, the immediate deduction of domestic research and development (“R&D”) expenses, the option to retroactively deduct previously capitalized R&D expenses, and 100% bonus depreciation for property acquired after January 19, 2025. The Company is currently evaluating the full effects of the legislation on its annual effective tax rate and cash tax position, but it expects the OBBB to reduce the Company’s current federal tax expense with a corresponding increase in deferred tax expense. As the OBBB was signed into law after the close of the Company’s second quarter, the impacts are not included in the Company’s operating results for the quarter ended June 30, 2025.

10. Stockholders’ Equity

Class A Common Stock

At June 30, 2025, there were 228.7 million shares of Class A Common Stock issued and 185.5 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

At June 30, 2025, there were 5.5 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of June 30, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s insider trading policy. The share repurchase program does not require purchases to be made within a particular time frame. The Company had repurchased 42.6 million shares under the program at a cost of $808.5 million and had 7.4 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2025.

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

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the six months ended June 30, 2025 and the year ended December 31, 2024, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
May 12, 2025	June 2, 2025	$0.15	$29,179	$28,350	$829
February 14, 2025	March 3, 2025	$0.15	$29,740	$28,911	$829
November 8, 2024	December 2, 2024	$0.13	$25,814	$25,096	$718
August 9, 2024	September 3, 2024	$0.13	$26,119	$24,694	$1,425
May 13, 2024	June 3, 2024	$0.13	$26,657	$23,820	$2,837
February 16, 2024	March 1, 2024	$0.13	$26,824	$23,987	$2,837
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of June 30, 2025, Magnolia owned approximately 97.1% of the interest in Magnolia LLC and the noncontrolling interest was approximately 2.9%.

11. Stock Based Compensation

The Company’s board of directors adopted the Plan, effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of June 30, 2025. The Company grants stock based compensation awards in the form of RSUs, PRSUs, and PSUs to eligible employees and directors to enhance the Company’s ability to attract, retain, and motivate persons who make important contributions to the Company by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock. The Company’s awards provide for accelerated vesting upon retirement under specific conditions.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $7.3 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and $13.9 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the six months ended June 30, 2025 and 2024 was $3.6 million and $5.5 million, respectively.

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

Equity-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s equity-classified unvested RSU, PRSU, and PSU activity for the six months ended June 30, 2025.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,408,980	$21.44	245,527	$19.25	528,281	$22.45
Granted	785,920	22.82	—	—	179,802	19.87
Modified	—	—	—	—	(193,871)	22.36
Vested (1)	(537,625)	21.66	(240,731)	19.19	—	—
Forfeited	(37,048)	22.56	(131)	19.16	—	—
Unvested at June 30, 2025	1,620,227	$22.01	4,665	$22.34	514,212	$21.58
(1)47,628 PRSUs were settled in cash for $1.1 million during the six months ended June 30, 2025.
The weighted average grant date fair values of the RSUs and PSUs granted during the six months ended June 30, 2024 were $20.70 and $21.12 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair value of RSUs that vested during the six months ended June 30, 2025 and 2024 were $11.9 million and $11.1 million, respectively. Unrecognized compensation expense related to unvested RSUs as of June 30, 2025 was $27.9 million, which the Company expects to recognize over a weighted average period of 1.9 years.

Performance Restricted Stock Units and Performance Stock Units

The Company previously granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest and settle either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the six months ended June 30, 2025 and 2024 were $5.4 million and $15.0 million, respectively. Unrecognized compensation expense related to unvested PRSUs as of June 30, 2025 was $0.1 million, which the Company expects to recognize over a weighted average period of 0.8 years.

The Company grants equity-classified PSUs to certain employees. Each equity-classified PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of the equity-classified PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the equity-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the equity-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. No equity-classified PSUs vested during the six months ended June 30, 2025. The aggregate fair value of equity-classified PSUs that vested during the six months ended June 30, 2024 was $0.1 million. Unrecognized compensation expense related to unvested equity-classified PSUs as of June 30, 2025 was $5.4 million, which the Company expects to recognize over a weighted average period of 1.7 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the equity-classified PSUs.

	Six Months Ended
Equity-classified PSU Grant Date Fair Value Assumptions	June 30, 2025	June 30, 2024
Expected term (in years)	2.88	2.88
Expected volatility	38.62%	45.09%
Risk-free interest rate	4.28%	4.35%
Dividend yield	2.37%	2.48%

Liability-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested liability-classified PSU activity for the six months ended June 30, 2025.

Performance Stock Units
Unvested at December 31, 2024	—
Granted	86,588
Modified	193,871
Vested	—
Forfeited	—
Unvested at June 30, 2025	280,459

Performance Stock Units

The Company grants liability-classified PSUs to certain employees. Each liability-classified PSU, to the extent earned, represents the contingent right to receive cash in lieu of each share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of liability-classified PSUs granted based on the TSR of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to the TSR conditions, vesting of the liability-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the liability-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. No liability-classified PSUs vested during the six months ended June 30, 2025 and 2024. Unrecognized compensation expense related to unvested liability-classified PSUs as of June 30, 2025 was $5.7 million, which the Company expects to recognize over a weighted average period of 1.4 years.

The following table summarizes the Monte Carlo simulation assumptions used to remeasure the fair value of the liability-classified PSUs as of June 30, 2025.

Liability-classified PSU Remeasurement Fair Value Assumptions	June 30, 2025
Expected term (in years)	0.5 - 2.50
Expected volatility	34.36% - 44.49%
Risk-free interest rate	3.63% - 4.20%
Dividend yield	2.69%
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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic:
Net income attributable to Class A Common Stock	$78,117	$95,559	$181,044	$180,645
Less: Dividends and net income allocated to participating securities	999	1,205	2,601	2,311
Net income, net of participating securities	$77,118	$94,354	$178,443	$178,334
Weighted average number of common shares outstanding during the period - basic	186,518	184,937	187,579	183,652
Net income per share of Class A Common Stock - basic	$0.41	$0.51	$0.95	$0.97

Diluted:
Net income attributable to Class A Common Stock	$78,117	$95,559	$181,044	$180,645
Less: Dividends and net income allocated to participating securities	999	1,206	2,601	2,311
Net income, net of participating securities	$77,118	$94,353	$178,443	$178,334
Weighted average number of common shares outstanding during the period - basic	186,518	184,937	187,579	183,652
Add: Dilutive effect of stock based compensation and other	12	28	12	42
Weighted average number of common shares outstanding during the period - diluted	186,530	184,965	187,591	183,694
Net income per share of Class A Common Stock - diluted	$0.41	$0.51	$0.95	$0.97
For the three months ended June 30, 2025 and 2024, the Company excluded 5.5 million and 16.2 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For the six months ended June 30, 2025 and 2024, the Company excluded 5.5 million and 19.0 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

For the six months ended June 30, 2025 and 2024, there were no material related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Supplemental Cash Flow

Supplemental cash flow disclosures are presented below:

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
Supplemental cash items:
Cash paid for income taxes	$8,400	$15,114
Cash paid for interest	14,573	13,175
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	34,515	44,417
Net liabilities assumed in connection with acquisitions	—	6,990
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	19,184	5,893

15. Subsequent Events

On July 29, 2025, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.15 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on September 2, 2025 to shareholders or members of record, as applicable, as of August 11, 2025.

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

Business Overview

As of June 30, 2025, Magnolia’s assets in South Texas included 79,363 gross (55,381 net) acres in the Karnes area, and 741,858 gross (551,610 net) acres in the Giddings area. As of June 30, 2025, Magnolia held an interest in approximately 2,745 gross (1,829 net) wells, with total production of 98.2 thousand and 97.4 thousand barrels of oil equivalent per day for the three and six months ended June 30, 2025, respectively.

Magnolia recognized net income attributable to Class A Common Stock of $78.1 million and $181.0 million, or $0.41 and $0.95 per diluted common share, for the three and six months ended June 30, 2025, respectively. Magnolia recognized net income of $81.0 million and $187.7 million, which includes noncontrolling interest of $2.9 million and $6.6 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three and six months ended June 30, 2025, respectively.

During the six months ended June 30, 2025, the Company declared cash dividends to holders of its Class A Common Stock totaling $57.3 million.

As of June 30, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. The Company had repurchased 42.6 million shares under the program at a cost of $808.5 million and had 7.4 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2025.

As of June 30, 2025, Magnolia owned approximately 97.1% of the interest in Magnolia LLC and the noncontrolling interest was approximately 2.9%.

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

Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

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

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Production:
Oil (MBbls)	3,639	3,453	7,156	6,868
Natural gas (MMcf)	16,820	14,982	33,313	28,731
NGLs (MBbls)	2,496	2,259	4,920	4,268
Total (Mboe)	8,939	8,209	17,628	15,924

Average daily production:
Oil (Bbls/d)	39,990	37,943	39,536	37,737
Natural gas (Mcf/d)	184,840	164,641	184,048	157,863
NGLs (Bbls/d)	27,432	24,824	27,182	23,448
Total (boe/d)	98,229	90,207	97,394	87,496

Production (% of total):
Oil	41%	42%	41%	43%
Natural gas	31%	30%	31%	30%
NGLs	28%	28%	28%	27%

Revenues:
Oil revenues	$226,345	$275,331	$471,879	$534,514
Natural gas revenues	42,850	18,569	94,218	39,664
Natural gas liquids revenues	49,786	42,825	103,185	81,964
Total revenues	$318,981	$336,725	$669,282	$656,142

Revenues (% of total):
Oil	71%	81%	71%	82%
Natural gas	13%	6%	14%	6%
NGLs	16%	13%	15%	12%

Average Price:
Oil (per barrel)	$62.20	$79.74	$65.94	$77.83
Natural gas (per Mcf)	2.55	1.24	2.83	1.38
NGLs (per barrel)	19.94	18.96	20.97	19.21
Oil revenues for the three months ended June 30, 2025 were $49.0 million lower than the three months ended June 30, 2024. A 22% decrease in average prices decreased second quarter 2025 revenues by $60.6 million compared to the same period in the prior year, partially offset by a 5% increase in oil production that increased revenues by $11.6 million. Oil revenues for the six months ended June 30, 2025 were $62.6 million lower than for the six months ended June 30, 2024. A 15% decrease in average prices decreased revenues for the six months ended June 30, 2025 by $81.6 million compared to the same period in the prior year, partially offset by a 4% increase in oil production that increased revenues by $19.0 million.

Natural gas revenues for the three months ended June 30, 2025 were $24.3 million higher than the three months ended June 30, 2024. A 106% increase in average prices increased second quarter 2025 revenues by $19.6 million compared to the same period in the prior year, and a 12% increase in natural gas production increased revenues by $4.7 million. Natural gas revenues for the six months ended June 30, 2025 were $54.6 million higher than the six months ended June 30, 2024. A 105% increase in average prices increased revenues for the six months ended June 30, 2025 by $41.6 million compared to the same period in the prior year, and a 16% increase in natural gas production increased revenues by $13.0 million.

NGL revenues for the three months ended June 30, 2025 were $7.0 million higher than the three months ended June 30, 2024. A 5% increase in average prices increased second quarter 2025 revenues by $2.3 million compared to the same period in the prior year, and a 10% increase in NGL production increased revenues by $4.7 million. NGL revenues for the six months ended June 30, 2025 were $21.2 million higher than the six months ended June 30, 2024. A 9% increase in average prices increased revenues for the six months ended June 30, 2024 by $7.5 million compared to the same period in the prior year, and a 15% increase in NGL production increased revenues by $13.7 million.

Operating Expenses and Other Expense

The following table summarizes the Company’s operating expenses and other expense for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating Expenses:
Lease operating expenses	$43,590	$44,350	$90,665	$90,500
Gathering, transportation and processing	16,489	8,455	31,442	16,992
Taxes other than income	18,802	19,844	38,907	37,742
Exploration expenses	363	402	711	427
Asset retirement obligations accretion	1,563	1,745	3,119	3,363
Depreciation, depletion and amortization	107,082	104,743	212,935	201,819
General and administrative expenses	23,278	22,835	47,867	46,390
Total operating expenses	$211,167	$202,374	$425,646	$397,233

Other Expense:
Interest expense, net	$(5,604)	$(3,516)	$(10,856)	$(5,828)
Other income (expense), net	(244)	1,047	971	(3,267)
Total other expense, net	$(5,848)	$(2,469)	$(9,885)	$(9,095)

Average Operating Costs per boe:
Lease operating expenses	$4.88	$5.40	$5.14	$5.68
Gathering, transportation and processing	1.84	1.03	1.78	1.07
Taxes other than income	2.10	2.42	2.21	2.37
Exploration expenses	0.04	0.05	0.04	0.03
Asset retirement obligations accretion	0.17	0.21	0.18	0.21
Depreciation, depletion and amortization	11.98	12.76	12.08	12.67
General and administrative expenses	2.60	2.78	2.72	2.91

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended June 30, 2025 were $0.8 million lower, and $0.52 per boe lower, than the three months ended June 30, 2024. Lease operating expenses for the six months ended June 30, 2025 were $0.2 million higher, and $0.54 per boe lower, than the six months ended June 30, 2024. Higher production and broad cost reduction initiatives resulted in a per boe decrease and cost improvements in most expense categories including surface repair and maintenance, contract labor, equipment rentals, fluid hauling, and workover activities.

Gathering, transportation and processing (“GTP”) costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The GTP costs for the three months ended June 30, 2025 were $8.0 million, or $0.81 per boe, higher, than the three months ended June 30, 2024. The GTP costs for the six months ended June 30, 2025 were $14.5 million, or $0.71 per boe, higher, than the six months ended June 30, 2024. The increase in GTP costs in both periods was driven by higher natural gas and NGL prices as well as changes to certain gathering and processing contracts between periods, which resulted in a higher portion of Magnolia’s GTP costs to be recognized as expense versus a reduction to Magnolia’s natural gas and NGL revenues.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended June 30, 2025 were $1.0 million, or $0.32 per boe, lower, than the three months ended June 30, 2024, primarily due to a decrease in oil revenues. Taxes other than income for the six months ended June 30, 2025 were $1.2 million higher, and $0.16 per boe lower, than the six months ended June 30, 2024, primarily due to an increase in ad valorem taxes as a result of higher market value of new wells brought online. The per boe decrease was due to higher production.

Depreciation, depletion and amortization (“DD&A”) during the three months ended June 30, 2025 was $2.3 million higher, and $0.78 per boe lower, than the three months ended June 30, 2024. DD&A for the six months ended June 30, 2025 was $11.1 million higher, and $0.59 per boe lower, than the six months ended June 30, 2024. In both periods, higher production increased overall DD&A, and an increase in oil and natural gas reserves decreased DD&A per boe.

General and administrative expenses (“G&A”) during the three months ended June 30, 2025 were $0.4 million higher, and $0.18 per boe lower, than the three months ended June 30, 2024. G&A expenses during the six months ended June 30, 2025 were $1.5 million higher, and $0.19 per boe lower, than the six months ended June 30, 2024. G&A increased in both periods due to an increase in overall labor costs, including changes from the modification of stock based compensation awards in 2025, partially offset by lower professional services and certain one-time costs incurred in 2024. G&A per boe decreased due to higher production.

Interest expense, net, during the three months ended June 30, 2025 was $2.1 million higher than the three months ended June 30, 2024. Interest expense, net, during the six months ended June 30, 2025 was $5.0 million higher than the six months ended June 30, 2024. The increase in both periods was primarily driven by lower interest income realized during 2025 as a result of lower interest rates and cash balances.

Other expense, net, during the three months ended June 30, 2025 was $0.2 million compared to other income, net of $1.0 million during the three months ended June 30, 2024. Other income, net, during the six months ended June 30, 2025 was $1.0 million compared to other expense, net of $3.3 million during the six months ended June 30, 2024. The change year-over-year is primarily comprised of the revaluation of the contingent consideration liability associated with the prior acquisition of certain oil and gas producing properties in the Giddings area, offset by a loss on sale of other assets in 2025.

Income Tax Expense

The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Current income tax expense	$4,126	$10,528	$16,922	$22,156
Deferred income tax expense	16,812	16,241	29,153	24,948
Income tax expense	$20,938	$26,769	$46,075	$47,104

For the three months ended June 30, 2025, income tax expense was $5.8 million lower than the three months ended June 30, 2024 driven by a $6.4 million decrease in current income tax expense and offset by a $0.6 million increase in deferred income tax expense. Income tax expense during the six months ended June 30, 2025 was $1.0 million lower compared to the six months ended June 30, 2024, driven by a $5.2 million decrease in current income tax expense and offset by a $4.2 million increase in deferred income tax expense. The decrease in tax expense was primarily due to a decrease in income before income taxes and additional tax credits, partially offset by an increased controlling interest. See Note 9— Income Taxes in the notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of June 30, 2025, the Company had $400.0 million of principal debt related to the 2032 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of June 30, 2025, the Company had $701.8 million of liquidity comprised of the $450.0 million of borrowing capacity under the RBL Facility, and $251.8 million of cash and cash equivalents.

Cash and Cash Equivalents

At June 30, 2025, Magnolia had $251.8 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$423,188	$480,329

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(39,653)	$(150,172)
Additions to oil and natural gas properties	(231,455)	(247,063)
Changes in working capital associated with additions to oil and natural gas properties	2,770	10,287
Class A Common Stock repurchases	(100,932)	(80,018)
Class B Common Stock purchases and cancellations	—	(76,740)
Dividends paid	(57,261)	(47,830)
Distributions to noncontrolling interest owners	(1,842)	(6,206)
Other	(3,103)	(8,025)
Net uses of cash and cash equivalents	(431,476)	(605,767)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(8,288)	$(125,438)
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

Net cash provided by operating activities totaled $423.2 million and $480.3 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, cash provided by operating activities was negatively impacted by the timing of receipts and payments and a decrease in realized oil prices, partially offset by increased production and an increase in realized natural gas and NGL prices.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions during each of the six months ended June 30, 2025 and 2024.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Drilling and completion	$95,247	$123,370	$225,686	$242,349
Leasehold acquisition costs	5,040	2,707	5,769	4,714
Total capital expenditures	$100,287	$126,077	$231,455	$247,063

During the second quarter of 2025, Magnolia operated two rigs. The activity during the second quarter of 2025 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of June 30, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During each of the six months ended June 30, 2025 and 2024, the Company repurchased 4.4 million and 3.4 million shares for a total cost of approximately $100.7 million and $78.3 million, respectively.

During the six months ended June 30, 2024, Magnolia LLC repurchased and subsequently canceled 3.0 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $76.7 million of cash consideration. As of June 30, 2025, Magnolia owned approximately 97.1% of the interest in Magnolia LLC and the noncontrolling interest was approximately 2.9%.

During the six months ended June 30, 2025, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $57.3 million. Additionally, $1.7 million was distributed to the Magnolia LLC Unit Holders. During the six months ended June 30, 2024, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $47.8 million. Additionally, $5.7 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At June 30, 2025, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2025 would have increased (decreased) the Company’s revenues by approximately $14.3 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2025 would have increased (decreased) the Company’s revenues by approximately $6.7 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of its management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2025 - March 31, 2025	2,150,000	$24.18	2,150,000	9,593,105
April 1, 2025 - April 30, 2025	915,000	21.26	915,000	8,678,105
May 1, 2025 - May 31, 2025	625,000	21.84	625,000	8,053,105
June 1, 2025 - June 30, 2025	670,000	23.26	670,000	7,383,105
Total	4,360,000	$23.09	4,360,000	7,383,105
(1)The Company’s board of directors has authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2025, no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

MAGNOLIA OIL & GAS CORPORATION

Date: July 31, 2025	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)