Form 10-K
period 2025-12-31
Magnolia Oil & Gas Corp
filed 2026-02-12
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.1 billion based on the closing price on that day on the New York Stock Exchange.
As of February 9, 2026, there were 180,882,426 shares of Class A Common Stock, $0.0001 par value per share, and 5,523,479 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•cybersecurity threats, including increased use of artificial intelligence technologies;

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

Magnolia’s principal asset is a controlling equity interest in Magnolia LLC. As the managing member of Magnolia LLC, the Company operates and controls all of the business and affairs of Magnolia LLC and, through Magnolia LLC and its subsidiaries, conducts business. Magnolia consolidates the financial results of Magnolia LLC and its subsidiaries and records non-controlling interests for the economic interest in Magnolia LLC held by the Magnolia LLC Unit Holders. As of December 31, 2025, Magnolia owned a 97.0% interest in Magnolia LLC and the noncontrolling interest was 3.0%.

Available Information

Magnolia, which is incorporated in Delaware, has its principal executive offices located at Nine Greenway Plaza, Suite 1300, Houston, Texas 77046. Magnolia’s website is located at www.magnoliaoilgas.com.

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

For additional detail regarding the Company’s 2025 results, strategy, and its capital resources and liquidity, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

Properties

As of December 31, 2025, Magnolia’s assets consisted of a total leasehold position of 818,230 gross (613,360 net) acres, including 79,350 gross (55,370 net) acres in the Karnes area and 738,880 gross (557,990 net) acres in the Giddings area. As of December 31, 2025, Magnolia had 2,867 gross (1,948 net) wells with total production of 99.8 Mboe/d for the year ended December 31, 2025. During 2025, Magnolia operated two rigs. Approximately 40%, 32%, and 28% of production from Magnolia’s assets was attributable to oil, natural gas, and NGLs, respectively, for the year ended December 31, 2025.

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

The Karnes area is comprised of oil and natural gas assets primarily located in Dewitt, Dimmit, Gonzales, Karnes, and Zavala Counties, Texas, in the core of the Eagle Ford Shale. The acreage comprising the Karnes area also includes the Austin Chalk formation overlying the Eagle Ford Shale. The Austin Chalk formation has shown itself to be an independent reservoir from the Eagle Ford Shale and represents a very attractive development target. The Karnes area includes a well-known, low-risk acreage position that has been developed with a focus on maximizing returns and improving operational efficiencies.

Reserve Data

Estimated Proved Reserves

The estimates of Magnolia’s proved oil and natural gas reserves included in this Annual Report on Form 10-K are as of December 31, 2025. The Company’s proved reserves volumes are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents was selected for its historical experience and expertise in evaluating hydrocarbon resources.

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

Proved reserves are sub-divided into two categories, proved developed and proved undeveloped. Proved developed reserves are volumes that can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2025 that are included in this Annual Report are planned to be developed within one year.

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

The proved developed reserves per well are estimated by applying performance analysis and decline curve methods. For proved developed wells that lack adequate production history, reserves were estimated using performance-based type curves and offset location analogues. Proved undeveloped reserves are estimated by using a combination of geologic and engineering data for planned drilling locations. Performance data along with log and core data was used to delineate consistent, continuous reservoir and performance characteristics in core areas of development to identify areas of technical certainty that meet the criteria for proved reserves. Performance based type curves are applied to forecast proved undeveloped well performance.

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

The reserve reports were prepared by Miller and Lents’ team of geologists and reservoir engineers who integrate geological, geophysical, engineering, and economic data to produce reserve estimates and economic forecasts. The process to prepare Magnolia’s proved reserves as of December 31, 2025 was supervised by Jennifer A. Godbold, Senior Vice President and an officer of Miller and Lents. Ms. Godbold is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 14 years of relevant experience in the estimation, assessment, and evaluation of oil and natural gas reserves.

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

Proved Reserves

The following table presents Magnolia’s estimated net proved oil and natural gas reserves as of December 31, 2025. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of six Mcf to one Bbl. This ratio is not reflective of the current price ratio between the two products.

	December 31, 2025
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMboe)
Proved reserves
Total proved developed	64.6	317.3	49.1	166.6
Total proved undeveloped	15.2	86.8	13.9	43.6
Total proved reserves	79.8	404.1	63.0	210.2

Development of Proved Undeveloped Reserves

As of December 31, 2025, the proved undeveloped reserves volumes are expected to be converted to proved developed reserves within one year. The following table summarizes the changes in Magnolia’s proved undeveloped reserves during the year ended December 31, 2025:

Total (MMboe)
Proved undeveloped reserves at December 31, 2024	42.4
Conversions into proved developed reserves	(36.3)
Extensions	34.5
Purchases of reserves in place	1.0
Revisions of previous estimates	2.0
Proved undeveloped reserves at December 31, 2025	43.6

As of December 31, 2025, Magnolia’s assets contained approximately 43.6 MMboe of proved undeveloped reserves, consisting of 15.2 MMBbls of oil, 86.8 Bcf of natural gas, and 13.9 MMBbls of NGLs. The Company’s total estimated proved undeveloped reserves increased by 1.2 MMboe during the year ended December 31, 2025. Magnolia converted 36.3 MMboe of proved undeveloped reserves to proved developed reserves as a result of drilling activities completed during 2025. Extensions of 34.5 MMboe resulted from the planned drilling program. Bolt-on acquisitions resulted in a 1.0 MMboe increase. Revisions of 2.0 MMboe to proved undeveloped reserves were comprised of an upward adjustment of 3.4 MMboe for infill drilling in the Karnes area that was partially offset by downward adjustments of 0.9 MMboe based on reservoir assessment updates and 0.5 MMboe for optimizing development activity.

During the year ended December 31, 2025, Magnolia incurred costs of approximately $201.7 million to convert the reserves associated with 37 of its net proved undeveloped locations to 36.3 MMboe of proved developed reserves.

Drilling Statistics

The following table describes new development wells drilled within Magnolia’s assets during the years ended December 31, 2025, 2024, and 2023. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is a well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil and natural gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production. Completion refers to the installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned. As of December 31, 2025, 37 gross (19 net) development wells were in the process of being drilled, being completed, or awaiting completion operations. During 2025, Magnolia operated two rigs.

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net exploratory wells
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Net development wells
Productive	53	53	45
Dry	—	—	—
Total	53	53	45

Net total wells
Productive	53	53	45
Dry	—	—	—
Total	53	53	45

Productive Oil and Natural Gas Wells

Productive wells consist of exploratory, development, or extension wells that are not dry wells. Productive wells include producing wells and wells mechanically capable of production. Gross wells are the total number of productive wells in which Magnolia owns a working interest, and net wells are the sum of the fractional working interests of gross wells. The following table sets forth information relating to the productive wells in which Magnolia owned a working interest as of December 31, 2025.

	Oil	Natural Gas	Total
Gross	2,225	642	2,867
Net	1,393	555	1,948

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, natural gas, and NGL production volumes, average lease operating costs per boe (including gathering, transportation, and processing costs, but excluding severance and other taxes), and average sales prices related to Magnolia’s operations:

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Production
Crude oil (MMBbls)	14.5	14.0	12.6
Natural gas (Bcf)	68.9	58.7	55.1
Natural gas liquids (MMBbls)	10.4	9.0	8.3

Average lease operating costs per boe	$6.96	$6.72	$6.64

Average sales price
Crude oil (per barrel)	$63.18	$74.66	$76.02
Natural gas (per Mcf)	2.76	1.54	1.85
Natural gas liquids (per barrel)	19.56	19.83	20.15

Gross and Net Undeveloped and Developed Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which Magnolia held an interest as of December 31, 2025:

	Acreage
	Undeveloped	Developed	Total
Gross	117,357	700,873	818,230
Net	100,556	512,804	613,360

Undeveloped Acreage Expirations

As of December 31, 2025, Magnolia’s total undeveloped acres across its assets that will expire from 2026 through 2029 were 33,837 gross (31,208 net), unless production is established within the spacing units covering the acreage prior to the expiration dates, drilling commitments are fulfilled, or unless such leasehold rights are extended or renewed. Magnolia anticipates that its current and future drilling plans along with the lease extensions should address most of the Company’s leases subject to potential expiration in 2026 and beyond. There are no expirations after 2029.

Delivery Commitments

As of December 31, 2025, the Company was not subject to any delivery commitments.

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

The Karnes area includes access to a crude oil gathering system and access to natural gas gathering systems. Magnolia is subject to the terms of a crude oil gathering agreement with Plains Eagle Ford Energy, LLC (previously Ironwood Eagle Ford Midstream, LLC) that expires on June 30, 2027, which allows oil production to be delivered and sold to various crude oil refining markets on a competitive pricing basis. The majority of natural gas production related to the Karnes area is currently processed to collect NGLs. Produced natural gas and NGLs are sold to third-party natural gas processors.

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

Marketing and Customers

For the year ended December 31, 2025, two customers, including their subsidiaries, accounted for 41% and 20% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2024, three customers, including their subsidiaries, accounted for 31%, 24%, and 12% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2023, three customers, including their subsidiaries, accounted for 25%, 22%, and 11% of the Company’s combined oil, natural gas, and NGL revenue.

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

In addition, Magnolia sells the natural gas production from the Karnes area to various third parties pursuant to the terms of multiple natural gas processing and purchase contracts of varying terms. Such natural gas production is gathered and processed under agreements with terms ranging from month-to-month to the life of the applicable lease agreements. Magnolia transports the majority of its crude oil production from the Karnes area on a gathering agreement with Plains Eagle Ford Energy, LLC (previously Ironwood Eagle Ford Midstream, LLC) that expires on June 30, 2027, which provides an outlet for Magnolia to sell oil production via pipeline from the Karnes area to third-party purchasers at market prices. The majority of the remaining oil production is transported from the lease via trucks at market prices with terms of 12 months or less. The NGL production from the Karnes area is sold to midstream natural gas processors in the Eagle Ford area.

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

Air and Climate Change

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of greenhouse gases (“GHGs”) or directly imposing a price on carbon has been implemented at the federal level. However, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations. In December 2023, the U.S. Environmental Protection Agency (“EPA”) published new rules intended to reduce methane emissions from oil and gas sources. The final rule strengthens the existing emissions reduction requirements in Subpart OOOOa, expands reduction requirements for new, modified and reconstructed oil and natural gas sources in Subpart OOOOb, and imposes methane emissions limitations on existing oil and natural gas sources nationwide for the first time. In addition, the final rule establishes “Emissions Guidelines,” creating a Subpart OOOOc that requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The final rule also creates a new third-party monitoring program to flag large emissions events, referred to as “super emitters”. Under Subparts OOOOb and OOOOc, the final rule establishes more stringent requirements for new, modified and reconstructed oil and natural gas sources constructed after December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates. The final rule gave states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. However, a subsequent rule finalized on November 26, 2025, and published on December 3, 2025, extended this deadline to January 2027. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. The final rule is subject to ongoing litigation but remains in effect. In addition, in August 2022, the Inflation Reduction Act of 2022 was signed into law. Among other things, the Inflation Reduction Act amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. In May 2024, the EPA finalized amendments to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. Among other things, the rule expands the emissions events that are subject to reporting requirements to include “other large release events.” The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit challenging the revisions has commenced. In November 2024, the EPA finalized a regulation to implement the Inflation Reduction Act’s Waste Emissions Charge. Although the final rule included an increasing fee schedule beginning in 2024, in March 2025, Congress disapproved the regulation under the Congressional Review Act, and the rule therefore has no legal effect. Subsequent statutory changes indicated that the earliest potential applicability of any Waste Emissions Charge would be in 2034. In September 2025, the EPA also proposed deferring data collection under Subpart W of the Greenhouse Gas Reporting Program until 2034. While these actions eliminate near-term compliance obligations, future regulatory developments remain uncertain and could still impose operational, compliance, or financial impacts on the Company.

As part of its commitment to environmental stewardship and enhancing shareholder value, Magnolia utilizes direct-measurement technologies across its assets to improve methane detection and data quality and to support compliance with evolving regulatory expectations.

In January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remains uncertain. In addition, President Trump issued an executive order directing the notice to the United Nations of the United States’ immediate withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. At the same time, various state and local governments have publicly committed to furthering the goals of the Paris Agreement and many of these initiatives are expected to continue. The full impact of these actions remains unclear. Please see Item 1A—Risk Factors in this Annual Report on Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

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

Water

The federal Clean Water Act (“CWA”), and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and hazardous substances, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In January 2023, the EPA published a final rule that revised the definition of waters of the United States (“WOTUS”) consistent with the then-effective pre-2015 definition of WOTUS. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing, and the EPA and the Corps are using the pre-2015 definition of WOTUS in over half of the states while litigation continues. On November 20, 2025, the EPA and the Corps published a proposed rule to update the definition of WOTUS under the CWA to implement the Sackett decision. The proposed rule may limit the scope of waters regulated under the CWA. The public comment period for the rule closed on January 5, 2026. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. To the extent the rule or any future rule or court decision expands the scope of the CWA’s jurisdiction, Magnolia could face increased permitting costs and project delays.

In addition, Magnolia may be required under the CWA to obtain and maintain approvals or permits for the discharge of wastewater or storm water and is required to develop and implement spill prevention, control, and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of certain quantities of oil.

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

Growing and Supporting the Magnolia Team

To achieve the Company’s goals, Magnolia seeks team members who will embrace Company values and think and act like owners. On December 31, 2025, Magnolia had 262 employees with 117 of those employees located in the Company’s field offices in Giddings and Gillett, Texas and 145 located at Magnolia’s corporate headquarters in Houston, Texas.

In line with its focus on ownership and execution, the Company provided several trainings to employees focused on career development, confident communications in public settings, team collaboration, leadership fundamentals, and cybersecurity. The Company also continued its Think Like a Magnolia Owner CEO Award program in 2025 to recognize individuals and teams for delivering projects or initiatives that generated shareholder value, improved company performance, and/or resulted in increased efficiencies or cost reductions. Finally, Magnolia continues to offer a workplace flexibility program which gives eligible employees in the Houston office the option to telecommute for up to two days a week, as approved by their leader.

In late 2025, the Company was again recognized as a top workplace in the annual Houston Chronicle Top Workplaces survey. It was the Company’s third year to participate in the survey, which measures workplace satisfaction in several areas based on employee survey feedback. Magnolia placed sixth among mid-sized companies who participated in the survey in the greater Houston area.

Valuing Inclusion

Magnolia is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their expertise, experiences, and ideas. A key human capital priority is to hire the most qualified individuals while supporting an inclusive workforce.

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

As of December 31, 2025, 24% of Magnolia’s total employee population was female and 28% identified as members of a minority group, as defined by the U.S. Equal Employment Opportunity Commission. At the Company’s headquarters location in Houston, Texas, 39% of Magnolia’s employees were female and 37% identified as members of a minority group. At Magnolia’s Giddings and Gillett, Texas locations, combined, 5% of Magnolia’s employees were female and 18% identified as members of a minority group.

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

Employee training is important to achieving the Company’s goals and maintaining safe operations. In 2025, its full-time field employees, on average, received approximately 60 hours of safety training designed to enhance their skills. Team members at the Company’s field locations are assigned computer-based training courses monthly covering a variety of safety and environmental subjects that are pertinent to their daily activities, including electrical safety, respiratory protection, heat stress prevention, and personal protective equipment. Training and skills development continue at Magnolia’s monthly leader-led safety meetings, which are conducted in person at its two field locations. At these meetings, teams review pertinent safety incidents and corrective actions, discuss specific safety topics in depth, and receive updates on safety performance metrics.

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

Strengthening Local Communities

Magnolia is committed to strengthening the local communities where it operates. Magnolia makes a $1,000 donation annually on each employee’s behalf to the charitable organization of their choice, in addition to contributing through Magnolia’s Field Giving Program which provides direct donations to non-profit organizations in local communities where Magnolia operates. Through these efforts, contributions went to a variety of organizations such as volunteer fire departments and school districts, food banks, historic preservation organizations, faith-based groups, and charities providing services to children and young adults, among other causes.

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

The marketing of oil, natural gas, and NGL production depends in large part on the availability, proximity, and capacity of trucks, pipelines, and storage facilities, natural gas gathering systems, and other transportation, processing, and refining facilities, as well as the existence of adequate markets. If any events reduce demand for oil and natural gas, available storage and transportation capacity for the Company’s production may be limited or unavailable in the future. If there is insufficient capacity, if the capacity is unavailable to the Company, or if the capacity is unavailable on commercially reasonable terms, the prices Magnolia receives for its production could be significantly depressed.

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
•tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments;
•the impact on worldwide economic activity of an epidemic, pandemic, outbreak, or other public health event; and
•changes in the supply chain of the Company’s vendors that may adversely impact the supply of key components.

Crude oil, natural gas, and NGL reserves are estimates, and actual recoveries may vary significantly.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves. In order to prepare the reserve estimates, Magnolia must project production rates and timing of development expenditures. The Company must also analyze available geological, geophysical, production, and engineering data. The extent, quality, and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes other than income taxes, and availability of funds. Magnolia cannot assure you that its management team’s assumptions with respect to projected production and/or the timing of development expenditures will not materially change in subsequent periods. Magnolia’s management team and board of directors may determine to secure and deploy development capital at a faster or slower pace than currently assumed.

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

Acquiring oil and natural gas properties requires Magnolia to assess reservoir and infrastructure characteristics, including recoverable reserves, future oil and natural gas prices and their applicable differentials, development and operating costs, and potential liabilities, including environmental liabilities. In connection with these assessments, Magnolia performs a review of the subject properties that it believes to be generally consistent with industry practices. Such assessments are inexact and inherently uncertain. For these reasons, the properties Magnolia has acquired or will acquire may not produce as expected. In connection with the assessments, Magnolia performs a review of the subject properties, but such a review may not reveal all existing or potential problems. In the course of due diligence, Magnolia may not review every well, pipeline, or associated facility. Magnolia cannot necessarily observe structural and environmental problems, such as groundwater contamination, when a review is performed. Magnolia may be unable to obtain or successfully enforce contractual indemnities from the seller for liabilities created prior to Magnolia’s purchase of the property. Magnolia may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with its expectations. Additionally, the success of future acquisitions will depend on Magnolia’s ability to effectively integrate the then-acquired business into its then-existing operations. The process of integrating acquired assets may involve unforeseen difficulties and may require a disproportionate amount of managerial and financial resources. Magnolia’s failure to achieve consolidation savings, to successfully incorporate the additionally acquired assets into its then-existing operations, or to minimize any unforeseen operational difficulties, or the failure to acquire future assets at all, could have a material adverse effect on its financial condition and results of operations.

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

As of December 31, 2025, Magnolia’s assets contained 43.6 MMboe of proved undeveloped reserves consisting of 15.2 MMBbls of oil, 86.8 Bcf of natural gas, and 13.9 MMBbls of NGLs. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than anticipated. Magnolia’s ability to fund these expenditures is subject to several risks. Magnolia may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in its ability to access or grow production and reserves. Delays in the development of reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of the proved undeveloped reserves and future net revenues estimated for such reserves, and may result in some projects becoming uneconomic. There is no certainty that Magnolia will be able to convert proved undeveloped reserves to developed reserves, or that undeveloped reserves will be economically viable or technically feasible to produce.

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

Properties that Magnolia decides to drill that do not yield oil or natural gas in commercially viable quantities will adversely affect its results of operations and financial condition. There is no certain way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs, or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable Magnolia to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. Magnolia cannot ensure that the analogies drawn from available data from other wells, more fully explored prospects, or producing fields will be applicable to its drilling prospects. Further, Magnolia’s drilling operations may be curtailed, delayed, or canceled as a result of numerous factors, including unexpected drilling conditions, title issues, pressure or lost circulation in formations, equipment failures or accidents, adverse weather conditions, compliance with environmental and other governmental or contractual requirements, and increases in the cost of, and shortages or delays in the availability of, electricity, supplies, materials, drilling or workover rigs, equipment, and services.

Magnolia depends upon a small number of significant purchasers for the sale of most of its oil, natural gas, and NGL production. The loss of one or more of such purchasers could, among other factors, limit Magnolia’s access to suitable markets for the oil, natural gas, and NGLs it produces.

Magnolia normally sells its production to a relatively small number of customers, as is customary in the oil and natural gas business. In 2025, there were two purchasers who accounted for an aggregate 61% of the total revenue attributable to Magnolia’s assets. The loss of any significant purchaser could adversely affect Magnolia’s revenues in the short-term. Magnolia expects to depend upon these or other significant purchasers for the sale of most of its oil and natural gas production. Magnolia cannot ensure that it will continue to have ready access to suitable markets for its future oil and natural gas production.

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

The oil and gas industry is characterized by rapid and significant technological advancement and the introduction of new products and services using new technologies, including through the use of artificial intelligence and other emerging technologies. As others use or develop new technologies, Magnolia may be placed at a competitive disadvantage or may be forced by competitive pressures to implement those new technologies at substantial cost. In addition, other oil and gas companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and that may in the future allow them to implement new technologies before Magnolia can. Magnolia may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies it expects to use were to become obsolete, Magnolia’s business, financial condition, or results of operations could be materially and adversely affected.

Inflation may adversely affect Magnolia’s business, results of operations, and financial condition.

Magnolia is in an industry that has experienced inflationary pressures on operating costs - namely fuel, steel (i.e., wellbore tubulars and facilities manufactured using steel), labor, and drilling and completion services. Although for many years, inflation in the United States had been relatively low, there was a significant increase in inflation beginning in the second half of 2021 due to a substantial increase in money supply, a stimulative fiscal policy, the Russia-Ukraine war, and worldwide supply chain disruptions. Inflationary pressures have moderated from recent highs but remain elevated relative to historical levels. According to the Bureau of Labor Statistics, inflation rose to a peak of 9.1% in June 2022, and has since decreased to 2.7% as of December 2025. While supply chain disruptions and inflation have not materially affected Magnolia’s operating results to date, if Magnolia is unable to work with its suppliers to limit or prevent increases in its costs of operations, it could adversely affect its operating results. In addition, any projected future decreases in Magnolia’s operating results due to inflation could adversely affect Magnolia’s future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.

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

The increased use of artificial intelligence (“AI”) technologies, both by the Company and by third parties, may introduce additional cybersecurity and operational risks. AI-enabled applications and services may rely on large volumes of data, third-party models, and cloud-based infrastructure, which could increase exposure to data privacy, security, and intellectual property risks. In addition, threat actors may increasingly leverage AI-enabled techniques to enhance the scale, speed, and sophistication of cyberattacks, including social engineering, phishing, and automated exploitation. While Magnolia seeks to manage these risks through its cybersecurity and risk management programs, there can be no assurance that such measures will prevent all AI-related security incidents, which could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

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

Magnolia’s operations are subject to stringent and complex federal, state, and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of the Company’s operations, or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to Magnolia’s operations, including the acquisition of a permit or other approval before conducting regulated activities; the restriction of types, quantities, and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from the Company’s operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties.

Certain environmental laws impose strict joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons, or solid wastes have been stored or released. Magnolia may be required to remediate contaminated properties currently or formerly operated by the Company or facilities of third parties that received waste generated by the Company.

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

Magnolia’s operations are subject to a series of risks arising from evolving standards regulating greenhouse gases and volatile organic compounds emissions.

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation regulating the emission of GHGs or directly imposing a price on carbon has been implemented at the federal level. However, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on the Company’s operations, and legislation and regulations continue to evolve. In December 2023, the EPA announced a final rule later published on March 8, 2024, to strengthen the existing emissions reduction requirements in Subpart OOOOa, expand reduction requirements for new, modified and reconstructed oil and natural gas sources in Subpart OOOOb, and impose methane emissions limitations on existing oil and natural gas sources nationwide for the first time. The final rule established “Emissions Guidelines,” creating a Subpart OOOOc that requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The final rule also created a new third-party monitoring program to flag large emissions events, referred to as “super emitters”. Notably, the EPA imposed a December 6, 2022 applicability date for Subparts OOOOb and OOOOc, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provided until 2029 for existing sources to comply. The final rule is subject to ongoing litigation but remains in effect. However, in March 2025, the EPA announced its intention to reconsider the March 8, 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. A subsequent rule finalized on November 26, 2025, and published on December 3, 2025, gives states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. Additionally, in August 2022, the Inflation Reduction Act of 2022 was signed into law. Among other things, the Inflation Reduction Act amended the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program required the EPA to impose a Waste Emissions Charge (“WEC”) on certain oil and gas sources that are already required to report emissions under EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for the oil and natural gas sector. However, in March 2025, President Trump signed

Congress’ Joint Resolution of Disapproval of the WEC, and in May 2025, EPA issued a final rule to remove the WEC regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act of 2025 delayed the effective date of the WEC until 2034. In addition, in September 2025, EPA proposed to permanently remove program obligations from the Greenhouse Gas Reporting Program for most source categories, and suspend program obligations for some sources subject to subpart W (which applies to emission sources in certain segments of the petroleum and natural gas industry) until 2034. Under the proposed rule, facilities in the natural gas distribution segment of subpart W would no longer report to EPA after reporting year 2024. The future implementation and enforcement of these proposed and final rules remains uncertain at this time.

Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, pursuant to the terms of the Paris Agreement, the United States previously committed to reducing its GHG emissions by at least 50% below 2005 levels by 2030. In addition, at the 26th conference of parties in September 2021, the United States and the European Union jointly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. However, in January 2025, President Trump issued an executive order directing the notice to the United Nations of the United States’ immediate withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. In addition, the United States did not send an official delegation to the 30th conference of the parties. The full impact of these actions remains unclear at this time. In addition, the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs. Consequently, to the extent that governmental entities in the United States or other countries implement or impose climate change regulations on the oil and gas industry, it could have a material adverse effect on the Company’s business, including by restricting Magnolia’s ability to execute on its business strategy, requiring additional capital, compliance, operating and maintenance costs, increasing the cost of Magnolia’s products and services, reducing demand for its products and services, reducing its access to financial markets, or creating greater potential for governmental investigations or litigation.

Furthermore, climate change-related developments may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks associated with exploration and production activities. Negative public perception regarding the Company and/or its industry resulting from, among other things, concerns raised by advocacy groups about climate change, emissions, hydraulic fracturing, seismicity, or oil spills may lead to increased litigation risk and regulatory, legislative, and judicial scrutiny. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits the Company needs to conduct its operations to be withheld, delayed, or burdened by requirements that restrict the Company’s ability to profitably conduct the Company’s business. In addition, various officials and candidates at the federal, state, and local levels, have made climate-related pledges or proposed banning hydraulic fracturing altogether. More broadly, the enactment of climate change-related policies and initiatives across the market at the corporate level and/or investor community level may in the future result in increases in the Company’s compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation, driving down demand for the Company’s products, or stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels).

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

In addition, in recent years, companies across all industries are facing scrutiny from certain investors, employees, customers, lenders and other stakeholders related to their sustainability practices, particularly with respect to climate change. At the same time, recent political developments could subject the Company to increased risk of criticism or litigation risks from certain “anti-ESG” parties. Such sentiment may focus on the Company’s GHG reduction initiatives, which anti-ESG proponents may assert as unlawful, political, or polarizing in nature. If Magnolia does not adapt to or comply with investor or other stakeholder expectations and standards on sustainability matters as they continue to evolve, or if the Company is perceived to have not responded appropriately or quickly enough to growing concern for climate change issues, regardless of whether there is a regulatory or legal requirement to do so, the Company may suffer from reputational damage and its business, financial condition, and results of operations could be materially and adversely affected. Further, the Company’s continuing efforts to research, establish, accomplish, and accurately report on the implementation of its sustainability strategy may also create additional operational risks and expenses and expose the Company to reputational, legal and other risks. While Magnolia creates and publishes voluntary disclosures regarding sustainability matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters.

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

From time to time the U.S. Congress has considered proposals to regulate hydraulic fracturing under the U.S. Safe Drinking Water Act. While, to date, those proposals have not been enacted, such proposals may be considered again in the future. Several states have already enacted or are otherwise considering legislation to regulate hydraulic fracturing practices through more stringent permitting, fluid disclosure, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. However, no bans on hydraulic-fracturing activities are pending in Texas. Hydraulic fracturing of wells and subsurface water disposal via injection wells are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to seismic events. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing or are considering doing so. The adoption of any new federal, state, or local laws or the implementation of regulations regarding hydraulic fracturing in areas in which the Company operates could result in operational delays, increased compliance costs, or a decrease in Magnolia’s production, which could have an adverse effect on the Company’s business, financial condition, and results of operations.

Potential future legislation may generally affect the taxation of oil and natural gas exploration and development companies and may adversely affect Magnolia’s future cash flows and results of operations.

From time to time, federal legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in recent federal tax legislation such as the One Big Beautiful Bill Act of 2025, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Magnolia’s future cash flows and results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of Magnolia’s income or other tax returns could adversely affect its financial condition and results of operations.

Magnolia is subject to taxes by U.S. federal, state, and local tax authorities. Magnolia’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including tax effects of stock based compensation, or changes in tax laws, regulations, or interpretations thereof.

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

Magnolia’s ability to make scheduled payments on or to refinance its indebtedness obligations depends on Magnolia’s financial condition and operating performance, which are subject to financial, business, and other factors, many of which are beyond Magnolia’s control. Magnolia may not be able to maintain a level of cash flow from operating activities sufficient to permit Magnolia to service or repay its indebtedness. Failure to make required payments on its indebtedness will result in an event of default under the agreement governing the applicable indebtedness, entitling the requisite lenders of such indebtedness to accelerate the payment of obligations thereunder and to exercise other remedies, including in respect of collateral (if any) securing such indebtedness. As of December 31, 2025, the Company had $400.0 million of principal debt related to the 2032 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility.

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

The RBL Facility limits the amounts Magnolia can borrow up to the lesser of the aggregate elected commitment amount and the borrowing base amount, which, in the case of the latter, the lenders determine, in good faith, in accordance with their respective usual and customary oil and natural gas lending criteria, based upon the loan value of the proved oil and natural gas reserves located within the geographic boundaries of the United States included in the most recent reserve report provided to the lenders. As of December 31, 2025, the Company had a borrowing base amount of $800.0 million, a borrowing capacity amount of $450.0 million, and no borrowings.

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

Magnolia is a holding company and its principal asset is its controlling equity interest in Magnolia LLC. Magnolia has no independent means of generating revenue. To the extent Magnolia LLC has available cash, Magnolia intends to cause Magnolia LLC to make (i) generally pro rata distributions to its unitholders, including Magnolia, in an amount at least sufficient to allow Magnolia to pay its taxes and (ii) non-pro rata payments to Magnolia to reimburse it for its corporate and other overhead expenses. As of December 31, 2025, the Company had no borrowings during the year or outstanding at the end of the period related to the RBL Facility, and therefore there were no restrictions under the RBL Facility on the ability of Magnolia LLC and its subsidiaries to transfer funds to Magnolia. To the extent that Magnolia needs funds and Magnolia LLC or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any financing arrangements, or are otherwise unable to provide such funds, Magnolia’s liquidity and financial condition could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has a robust, risk-based cybersecurity program, designed to protect the Company’s operations and information assets. In addition to performing its annual assessment of the overall cybersecurity risk as part of the Company’s Enterprise Risk Assessment evaluation, Magnolia constantly assesses its cybersecurity risks by evaluating the likelihood of occurrence and the potential impact on the business. The risk identification process considers those common in the oil and gas industry and those that pertain to the technologies within the Company’s applications and infrastructure.

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

The Company uses a backup and recovery methodology that supports the replication of data across multiple secure data centers with the intent to prevent local and cloud backup data from accidental destruction and unavailability in the event of data loss or a major cyber event. Magnolia has a cybersecurity Incident Response Plan (“IRP”) in place that was established to help protect the integrity, availability, and confidentiality of information, prevent loss of service, and adhere to industry best practices. The IRP is reviewed annually and specifies the process for identifying a cybersecurity incident, conducting the initial investigation, classifying incident severity, documenting and communicating information to the appropriate parties, responding to and remediating the incident, and ongoing training. In the event of a cybersecurity incident, the IRP provides a process for the escalation of information about the incident to management, the Audit Committee, and the board of directors, as necessary. The Company also has contracted retainers with third party vendors in the event they are required to assist during a major cybersecurity incident.

Management of cybersecurity risks is an important subset of Magnolia’s overall risk management process. The Company considers the complexity of and reliance on cyber-connected systems in its risk assessment and prioritization. Magnolia’s information security management processes and controls are based upon industry leading frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Through recurring internal audits, controls are regularly reviewed, tested, and enhanced to promote best practices.

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

The Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Please see Item 1A—Risk Factors—Magnolia’s business could be adversely affected by security threats, including cybersecurity threats, and related disruptions in this Annual Report on Form 10-K for further discussion regarding the Company’s cybersecurity risks.

Item 3. Legal Proceedings

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Magnolia’s Executive Officers and Directors

The following table sets forth, as of February 12, 2026, the names, ages, and positions held by Magnolia’s executive officers and directors:

Name	Age	Position
Christopher G. Stavros	62	President, Chief Executive Officer and Chairman of the Board
Brian M. Corales	46	Senior Vice President and Chief Financial Officer
Timothy D. Yang	54	Executive Vice President, General Counsel, Corporate Secretary and Land
Dan F. Smith	79	Lead Independent Director
Arcilia C. Acosta	60	Director
Edward P. Djerejian	86	Director
David M. Khani	62	Director
James R. Larson	76	Director
R. Lewis Ropp	66	Director
Shandell M. Szabo	51	Director

Christopher G. Stavros has served as Magnolia’s President and Chief Executive Officer and as a member of Magnolia’s board of directors since September 2022 and became Chairman of the Board in July 2025. Before his appointment to the position of President and Chief Executive Officer, he served as Magnolia’s Executive Vice President and Chief Financial Officer from the Company’s inception in July 2018 until September 2022. Before joining the Company, Mr. Stavros was the Chief Financial Officer of Occidental Petroleum Corporation (“Occidental”), whose principal businesses consist of oil and gas, chemical and midstream, and marketing segments. Mr. Stavros served in this position from 2014 to 2017, having previously served in various investor relations and treasury roles at Occidental since 2005.

Brian M. Corales serves as Magnolia’s Senior Vice President and Chief Financial Officer. Prior to this appointment in November 2022, Mr. Corales served as the Company’s Vice President, Investor Relations since November 2018. Before joining the Company in 2018, Mr. Corales was a senior analyst at Johnson Rice & Co. and previously spent 15 years in positions at other investment banks, including as a director at Scotia Howard Weil from October 2009 to February 2018, where he covered exploration and production companies with a range of market caps located in various basins throughout the United States.

Timothy D. Yang serves Magnolia as Executive Vice President, General Counsel, Corporate Secretary and Land. Before joining the Company in 2018, Mr. Yang served as General Counsel and Corporate Secretary of Newfield Exploration Company, an independent exploration and production company, from July 2015 through September 2018, and as General Counsel, Chief Compliance Officer, and Secretary of Sabine Oil & Gas Corporation from February 2013 to July 2015.

Dan F. Smith has served as a member of Magnolia’s board of directors since 2017. He was Chairman of the Board from September 2022 to July 2025 and became Lead Independent Director in July 2025. He is a retired Chief Executive Officer of Lyondell Chemical Company, which operated in the chemicals, polymers and fuels business segments, and its wholly owned subsidiaries Millennium Chemicals Inc. and Equistar Chemicals, LP., a position he held from December 1996 until his retirement in December 2007. Mr. Smith is currently a director and Chairman of the Board of Orion Engineered Carbons, S.A.

Arcilia C. Acosta has served as Chief Executive Officer of CARCON Industries and Construction, a full-service construction firm, since 2000. Ms. Acosta is also the founder and Chief Executive Officer of Southwestern Testing Laboratories (STL Engineers), a position she has held since 2003. Ms. Acosta is currently a member of the board of directors of Vistra Corporation.

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

R. Lewis Ropp has served as an independent director of Entergy Corporation, an electricity service provider, since August 2025, where he currently serves on the Audit and Corporate Governance Committees. Mr. Ropp previously was a Senior Managing Director and Senior Equity Partner of Barrow Hanley Global Investors, a diversified investment management firm (“Barrow Hanley”), from October 2001 until June 2024, at which time he retired. From 2017 until 2020, Mr. Ropp served on the United Nations Principles for Responsible Investment (UNPRI) Oil & Gas Advisory Committee, leading the engagement conversation with industry CEOs on transition risks for oil and gas companies to a low-carbon environment. Mr. Ropp began his career in 1981 in the oil and gas industry, and was a process team leader at Shell Oil Company from 1990 to 1997.

Shandell M. Szabo has served as an independent director of Talos Energy, Inc., an energy company focused on offshore oil and gas exploration and production (“Talos”), since February 2023, where she currently serves on the Audit Committee and as the chairperson of the Safety, Sustainability and Corporate Responsibility Committee. Beginning in February 2020, Ms. Szabo served on the board of directors of EnVen Energy Corporation, which was a private operator of deepwater platforms in the Gulf of Mexico that was acquired by Talos in February 2023, and she served as Chair of the Risk Committee and a member of the Governance Committee until the acquisition. Prior to that, Ms. Szabo served nearly 20 years with Anadarko in various roles of steadily increasing responsibility throughout Anadarko’s U.S. onshore portfolio and deepwater Gulf of Mexico, until its acquisition by Occidental in August 2019.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Magnolia’s Class A Common Stock is currently traded on the NYSE under the ticker symbol “MGY.” As of February 9, 2026, there were 9 holders of record of Magnolia’s Class A Common Stock, and 5 holders of record of the Company’s Class B Common Stock, par value $0.0001 per share.

Dividend Policy

Future dividends are at the discretion of the Company’s board of directors, and the board of directors may change the dividend amount from time to time based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, and other factors. The board of directors intends to continue the payment of dividends to the holders of the Company’s common stock in the future; however, the Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount or type of any future dividends. The board of directors’ determination with respect to any such dividends, including the record date, the payment date, and the actual amount of the dividend, will depend upon the Company’s profitability and financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors that the board of directors deems relevant at the time of such determination.

Issuer Purchases of Equity Securities

The following table sets forth the Company’s share repurchase activities for the year ended December 31, 2025:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet be Purchased Under the Program (1)
January 1, 2025 - September 30, 2025	6,509,974	$23.36	6,509,974	5,233,131
October 1, 2025 - October 31, 2025	650,000	23.14	650,000	4,583,131
November 1, 2025 - November 30, 2025	810,000	22.46	810,000	3,773,131
December 1, 2025 - December 31, 2025	900,000	22.43	900,000	2,873,131
Total	8,869,974	$23.17	8,869,974	2,873,131
(1)As of December 31, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. On February 5, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 60.0 million.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return (including the reinvestment of dividends) for the Company’s Class A Common Stock to that of the Standard and Poor’s (“S&P”) 500 Index and the SPDR S&P Oil & Gas Exploration and Production ETF. “Cumulative total return” means the change in share price of the Company’s Class A Common Stock during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s Class A Common Stock and in each of the S&P 500 Index and the SPDR S&P Oil & Gas Exploration and Production ETF on December 31, 2020.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MAGNOLIA OIL AND GAS, THE S&P 500 INDEX, AND THE SPDR S&P OIL & GAS EXPLORATION AND PRODUCTION ETF

Index Values ($)
400
380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
Initial
2021
2022
2023
2024
2025
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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Magnolia’s business model prioritizes prudent and disciplined capital allocation, free cash flow, and financial stability. The Company’s ongoing plan is to spend within cash flow on drilling and completing wells while maintaining low financial leverage. During 2025, Magnolia operated two rigs. The Company’s gradual and measured approach toward the development of the Giddings area has created operating efficiencies leading to higher production in 2025.

Market Conditions Update

Commodity prices continue to experience volatility driven by geopolitical and macroeconomic factors, including the ongoing Russia-Ukraine conflict, OPEC and OPEC+ production decisions, continued instability in the Middle East, and evolving developments involving Venezuela, including changes to sanctions, export levels, and global oil supply dynamics. These factors have contributed to uncertainty in global energy markets and price fluctuations.

During 2024 and 2025, despite this volatility, lower well costs and improved operating efficiencies enabled Magnolia to increase drilling, completion, and production activity, supporting high-margins while maintaining a disciplined capital program.

The macroeconomic and geopolitical environment remains uncertain and continues to evolve. Inflationary pressures have moderated from recent highs but remain elevated relative to historical levels. Interest rates also remain high, and global trade tensions have intensified, including the implementation of new and expanded tariffs. These factors continue to contribute to cost uncertainty and may impact operating results. Additionally, changes in international energy policy, including sanctions regimes and trade restrictions affecting major oil-producing countries such as Venezuela, could impact global supply, commodity prices, and operating costs. The Company continues to closely monitor developments in geopolitical conditions, international trade relations, tariff policies, and energy market dynamics, any of which could adversely affect operating results, financial condition, and future cash flows.

Business Overview

As of December 31, 2025, Magnolia’s assets in South Texas included 79,350 gross (55,370 net) acres in the Karnes area and 738,880 gross (557,990 net) acres in the Giddings area. As of December 31, 2025, Magnolia held an interest in approximately 2,867 gross (1,948 net) wells, with total production of 99.8 thousand barrels of oil equivalent per day (“Mboe/d”) for the year ended December 31, 2025.

Magnolia recognized net income attributable to Class A Common Stock of $325.3 million, or $1.73 per diluted common share, for the year ended December 31, 2025. Magnolia also recognized net income of $337.3 million, which includes noncontrolling interest of $12.0 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company declared cash dividends to holders of its Class A Common Stock totaling $113.1 million.

As of December 31, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. The Company had repurchased 47.1 million shares under the program at a cost of $913.3 million and had 2.9 million shares of Class A Common Stock remaining under its share repurchase authorization as of December 31, 2025. On February 5, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 60.0 million.

As of December 31, 2025, Magnolia owned approximately 97.0% of the interest in Magnolia LLC and the noncontrolling interest was 3.0%.
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

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

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

	Years Ended
(In thousands, except per unit data)	December 31, 2025	December 31, 2024
Production:
Oil (MBbls)	14,531	14,019
Natural gas (MMcf)	68,917	58,746
NGLs (MBbls)	10,407	9,024
Total (Mboe)	36,424	32,834

Average daily production:
Oil (Bbls/d)	39,810	38,302
Natural gas (Mcf/d)	188,814	160,508
NGLs (Bbls/d)	28,513	24,655
Total (boe/d)	99,793	89,709

Production (% of total):
Oil	40%	43%
Natural gas	32%	30%
NGLs	28%	27%

Revenues:
Oil revenues	$918,027	$1,046,675
Natural gas revenues	190,252	90,277
Natural gas liquids revenues	203,566	178,934
Total revenues	$1,311,845	$1,315,886

Revenue (% of total):
Oil	70%	80%
Natural gas	15%	7%
NGLs	15%	13%

Average Price:
Oil (per barrel)	$63.18	$74.66
Natural gas (per Mcf)	2.76	1.54
NGLs (per barrel)	19.56	19.83

Oil revenues for the year ended December 31, 2025 were $128.6 million lower than the year ended December 31, 2024. A 15% decrease in average prices decreased 2025 revenues by $161.0 million compared to the same period in the prior year, partially offset by a 4% increase in oil production that increased revenues by $32.4 million.

Natural gas revenues for the year ended December 31, 2025 were $100.0 million higher than the year ended December 31, 2024. A 79% increase in average prices increased 2025 revenues by $71.9 million compared to the same period in the prior year, and a 17% increase in natural gas production increased revenues by $28.1 million.

NGL revenues for the year ended December 31, 2025 were $24.6 million higher than the year ended December 31, 2024. A 15% increase in NGL production increased revenues for the year ended December 31, 2025 by $27.1 million compared to the same period in the prior year, partially offset by a 1% decrease in average prices that decreased revenues by $2.4 million.

Operating Expenses and Other Expense. The following table summarizes the Company’s operating expenses and other income (expense) for the periods indicated.

	Years Ended
(In thousands, except per unit data)	December 31, 2025	December 31, 2024
Operating Expenses:
Lease operating expenses	$186,559	$180,881
Gathering, transportation, and processing	67,096	39,832
Taxes other than income	76,452	71,862
Exploration expenses	962	1,374
Asset retirement obligations accretion	6,800	6,729
Depreciation, depletion and amortization	437,757	414,487
General and administrative expenses	97,038	88,733
Total operating costs and expenses	$872,664	$803,898

Other Expense:
Interest expense, net	$(21,617)	$(14,371)
Loss on extinguishment of debt	—	(8,796)
Other income (expense), net	(153)	4,322
Total other expense, net	$(21,770)	$(18,845)

Average Operating Costs per boe:
Lease operating expenses	$5.12	$5.51
Gathering, transportation, and processing	1.84	1.21
Taxes other than income	2.10	2.19
Exploration expenses	0.03	0.04
Asset retirement obligations accretion	0.19	0.20
Depreciation, depletion and amortization	12.02	12.62
General and administrative expenses	2.66	2.70

Lease operating expenses are the costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the year ended December 31, 2025 were $5.7 million higher, and $0.39 per boe lower, than the year ended December 31, 2024, due to an increase in surface repair and maintenance, contract labor, and equipment rentals associated with higher well count, offset by broad cost reduction initiatives. The decrease in lease operating expenses per boe was due to higher production.

Gathering, transportation, and processing (“GTP”) costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The GTP costs for the year ended December 31, 2025 were $27.3 million, or $0.63 per boe, higher than the year ended December 31, 2024, driven by higher production and natural gas prices and changes to certain gathering and processing contracts, which resulted in a higher portion of Magnolia’s GTP costs being recognized as expense versus a reduction to Magnolia’s natural gas revenues.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the year ended December 31, 2025 were $4.6 million higher, and $0.09 per boe lower, than the year ended December 31, 2024, primarily due to an increase in ad valorem taxes as a result of higher market value of new wells brought online. The decrease in taxes other than income per boe was due to higher production.

Depreciation, depletion and amortization (“DD&A”) during the year ended December 31, 2025 was $23.3 million higher, and $0.60 per boe lower, than the year ended December 31, 2024 due to higher production that increased overall DD&A. The decrease in DD&A per boe was due to reserve growth exceeding the increase in the underlying cost basis.

General and administrative expenses during the year ended December 31, 2025 were $8.3 million higher, and $0.04 per boe lower, than the year ended December 31, 2024 due to an increase in payroll-related expenses and equity compensation, including changes from the modification of stock based compensation awards in 2025, partially offset by certain one-time costs incurred in 2024.

Interest expense, net, during the year ended December 31, 2025 was $7.2 million higher than the year ended December 31, 2024, driven by lower interest income realized during 2025 as a result of lower interest rates and cash balances.

During the year ended December 31, 2024, the Company recognized a loss of $8.8 million on the extinguishment of the 2026 Senior Notes.

Other income (expense), net, during the year ended December 31, 2025 was $(0.2) million compared to $4.3 million during the year ended December 31, 2024. The decrease in other income (expense) for the year ended December 31, 2025 as compared to the same period in the prior year was primarily comprised of the loss on sale of other assets in 2025 and loss on asset retirement obligation settlements, partially offset by the revaluation of the contingent consideration.

Income tax expense. The following table summarizes the Company’s income tax expense for the periods indicated.

	For the Years Ended
(In thousands)	December 31, 2025	December 31, 2024
Current income tax expense	$(16,698)	$25,541
Deferred income tax expense	96,830	70,272
Income tax expense	$80,132	$95,813

For the year ended December 31, 2025, income tax expense was $15.7 million lower than the year ended December 31, 2024, primarily a result of additional tax credits and a decrease in income before income taxes. The decrease in current tax expense and increase in deferred tax expense were primarily due to the acceleration of tax deductions from the passage of the One Big Beautiful Bill Act of 2025. See Note 10—Income Taxes in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

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

As of December 31, 2025, the Company had $400.0 million of principal debt related to the 2032 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of December 31, 2025, the Company has $716.8 million of liquidity comprised of the $450.0 million of borrowing capacity under the RBL Facility, and $266.8 million of cash and cash equivalents.

Cash and Cash Equivalents

At December 31, 2025, Magnolia had $266.8 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$878,639	$920,850
Proceeds from issuance of long-term debt	—	400,000
Net sources of cash and cash equivalents	878,639	1,320,850

USES OF CASH AND CASH EQUIVALENTS
Redemption of long-term debt	$—	$(404,000)
Acquisitions	(66,588)	(165,424)
Additions to oil and natural gas properties	(469,477)	(486,729)
Changes in working capital associated with additions to oil and natural gas properties	(10,368)	(2,385)
Class A Common Stock repurchases	(205,471)	(183,375)
Class B Common Stock purchases and cancellations	—	(89,670)
Dividends paid	(113,096)	(97,620)
Distributions to noncontrolling interest owners	(3,500)	(9,133)
Cash paid for debt issuance costs	—	(12,713)
Other	(3,403)	(10,873)
Net uses of cash and cash equivalents	(871,903)	(1,461,922)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$6,736	$(141,072)

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

Net cash provided by operating activities totaled $878.6 million and $920.9 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, cash provided by operating activities decreased due to lower realized oil prices and receipts timing, partially offset by increased production, higher realized natural gas prices, and favorable payments timing.

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

Acquisitions

During the year ended December 31, 2025, the Company completed various leasehold, mineral rights, and property acquisitions totaling $66.6 million primarily in the Giddings area.

During the year ended December 31, 2024, the Company completed various leasehold, mineral rights, and property acquisitions totaling $165.4 million primarily in the Giddings area.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the years ended December 31, 2025 and 2024.

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024
Drilling and completion	$460,667	$477,000
Leasehold acquisition costs	8,810	9,729
Total capital expenditures	$469,477	$486,729

During 2025, Magnolia operated two rigs. The activity during the year ended December 31, 2025 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of December 31, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. On February 5, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 60.0 million. The program does not require purchases to be made within a particular timeframe and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the years ended December 31, 2025 and 2024, the Company repurchased 8.9 million and 7.5 million shares under this authorization, for a total cost of approximately $205.5 million and $182.8 million, respectively.

During the year ended December 31, 2024, Magnolia LLC repurchased and subsequently canceled 3.5 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $89.7 million of cash consideration. As of December 31, 2025, Magnolia owned approximately 97.0% of the interest in Magnolia LLC and the noncontrolling interest was 3.0%.

During the year ended December 31, 2025, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $113.1 million. Additionally, $3.3 million was distributed to the Magnolia LLC Unit Holders. During the year ended December 31, 2024, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $97.6 million. Additionally, $7.8 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

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

Reserves Estimates

Proved oil and natural gas reserves are those quantities of oil, natural gas, and NGLs which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence within a reasonable time. Estimated proved developed oil and natural gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods or where the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those that are directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as undeveloped reserves only if a plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. All of Magnolia’s proved undeveloped reserves as of December 31, 2025, that are included in this Annual Report on Form 10-K, are planned to be developed within one year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At December 31, 2025, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the year ended December 31, 2025 would have increased (decreased) the Company’s revenues by approximately $14.5 million and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the year ended December 31, 2025 would have increased (decreased) Magnolia’s revenues by approximately $6.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Magnolia Oil & Gas Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the impact of estimated oil and natural gas reserves on depreciation, depletion, and amortization expense related to proved oil and natural gas properties

As discussed in Note 2 to the consolidated financial statements, the Company depreciates, depletes, and amortizes its proved oil and natural gas properties using the unit-of-production method. For the year ended December 31, 2025, the Company recorded depreciation, depletion and amortization expense of $438 million. The estimation of proved oil and natural gas reserves requires the expertise of reservoir engineering specialists, who take into consideration future production, future operating and capital costs, and historical oil and natural gas prices inclusive of price differentials. The Company engages independent reservoir engineering specialists to estimate proved oil and natural gas reserves, which are an input to the calculation of depreciation, depletion, and amortization.

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
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Magnolia Oil & Gas Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Magnolia Oil & Gas Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 12, 2026

Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$266,785	$260,049
Trade receivables	116,530	123,762
Joint interest receivables	33,952	22,835
Income tax receivable	24,291	1,304
Other current assets	877	2,874
Total current assets	442,435	410,824
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	4,957,292	4,403,210
Other	20,618	18,716
Accumulated depreciation, depletion and amortization	(2,553,758)	(2,115,892)
Total property, plant and equipment, net	2,424,152	2,306,034
OTHER ASSETS
Deferred financing costs, net	5,576	7,022
Deferred tax assets	2,662	77,637
Other long-term assets	28,267	19,318
Total other assets	36,505	103,977
TOTAL ASSETS	$2,903,092	$2,820,835
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$177,568	$181,073
Other current liabilities (Note 5)	110,462	109,188
Total current liabilities	288,030	290,261
LONG-TERM LIABILITIES
Long-term debt, net	393,251	392,513
Asset retirement obligations, net of current	186,038	161,295
Other long-term liabilities	36,600	9,440
Total long-term liabilities	615,889	563,248
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 228,908 shares issued and 181,230 shares outstanding in 2025 and 228,164 shares issued and 189,356 shares outstanding in 2024	23	23
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 5,523 shares issued and outstanding in both 2025 and 2024	1	1
Additional paid-in capital	1,903,459	1,880,243
Treasury Stock, at cost, 47,678 shares and 38,808 shares in 2025 and 2024, respectively	(928,662)	(721,279)
Retained earnings	966,747	754,591
Accumulated other comprehensive loss	(1,610)	—
Noncontrolling interest	59,215	53,747
Total equity	1,999,173	1,967,326
TOTAL LIABILITIES AND EQUITY	$2,903,092	$2,820,835
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
REVENUES
Oil revenues	$918,027	$1,046,675	$958,388
Natural gas revenues	190,252	90,277	102,054
Natural gas liquids revenues	203,566	178,934	166,537
Total revenues	1,311,845	1,315,886	1,226,979
OPERATING EXPENSES
Lease operating expenses	186,559	180,881	155,491
Gathering, transportation, and processing	67,096	39,832	44,327
Taxes other than income	76,452	71,862	65,565
Exploration expenses	962	1,374	5,445
Asset retirement obligations accretion	6,800	6,729	4,039
Depreciation, depletion and amortization	437,757	414,487	324,790
Impairment of oil and natural gas properties	—	—	15,735
General and administrative expenses	97,038	88,733	77,102
Total operating expenses	872,664	803,898	692,494

OPERATING INCOME	439,181	511,988	534,485

OTHER INCOME (EXPENSE)
Interest expense, net	(21,617)	(14,371)	(33)
Loss on extinguishment of debt	—	(8,796)	—
Other income (expense), net	(153)	4,322	15,360
Total other income (expense), net	(21,770)	(18,845)	15,327

INCOME BEFORE INCOME TAXES	417,411	493,143	549,812
Income tax expense	80,132	95,813	107,208
NET INCOME	337,279	397,330	442,604
LESS: Net income attributable to noncontrolling interest	12,027	31,303	54,303
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$325,252	$366,027	$388,301

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$1.73	$1.94	$2.04
Diluted	$1.73	$1.94	$2.04
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	185,581	186,465	188,174
Diluted	185,593	186,492	188,355

COMPREHENSIVE INCOME:
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$325,252	$366,027	$388,301
Other comprehensive loss, net of tax:
Postretirement benefits	(1,610)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$323,642	$366,027	$388,301

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

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity
(In thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2024	228,164	$23	5,523	$1	$1,880,243	38,808	$(721,279)	$754,591	$—	$1,913,579	$53,747	$1,967,326
Stock based compensation expense, net of forfeitures	—	—	—	—	22,992	—	—	—	—	22,992	686	23,678
Common stock issued related to stock based compensation and other, net	744	—	—	—	(67)	—	—	—	—	(67)	(148)	(215)
Modification and cash-settlement of stock based compensation	—	—	—	—	(3,157)	—	—	—	—	(3,157)	—	(3,157)
Changes in ownership interest adjustment	—	—	—	—	3,535	—	—	—	—	3,535	(3,535)	—
Class A Common Stock repurchases	—	—	—	—	—	8,870	(205,498)	—	—	(205,498)	—	(205,498)
Dividends declared ($0.60 per share)	—	—	—	—	—	—	—	(113,096)	—	(113,096)		(113,096)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(3,500)	(3,500)
Adjustment to deferred taxes	—	—	—	—	(87)	—	—	—	—	(87)	—	(87)
Tax impact of equity transactions	—	—	—	—	—	—	(1,885)	—	—	(1,885)	—	(1,885)
Net income	—	—	—	—	—	—	—	325,252	—	325,252	12,027	337,279
Other comprehensive loss	—	—	—	—	—	—	—		(1,610)	(1,610)	(62)	(1,672)
Balance, December 31, 2025	228,908	$23	5,523	$1	$1,903,459	47,678	$(928,662)	$966,747	$(1,610)	$1,939,958	$59,215	$1,999,173

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$337,279	$397,330	$442,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	437,757	414,487	324,790
Impairment of oil and natural gas properties	—	—	15,735
Asset retirement obligations accretion	6,800	6,729	4,039
Amortization of deferred financing costs	2,169	4,459	4,256
Gain on sale of assets	—	—	(3,946)
Deferred income tax expense	96,830	70,272	75,356
Gain on revaluation of contingent consideration	(4,511)	(4,312)	(7,643)
Stock based compensation	27,256	18,663	16,166
Loss on extinguishment of debt	—	8,796	—
Other	2,864	2,922	274
Changes in operating assets and liabilities:
Accounts receivable	(3,890)	32,882	(14,269)
Accounts payable	(5,290)	(18,389)	(9,211)
Accrued liabilities	10,667	(9,624)	3,391
Other assets and liabilities, net	(29,292)	(3,365)	4,247
Net cash provided by operating activities	878,639	920,850	855,789
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(66,588)	(165,424)	(355,499)
Additions to oil and natural gas properties	(469,477)	(486,729)	(424,890)
Changes in working capital associated with additions to oil and natural gas properties	(10,368)	(2,385)	(33,793)
Other investing	5,686	(584)	(718)
Net cash used in investing activities	(540,747)	(655,122)	(814,900)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	400,000	—
Redemption of long-term debt	—	(404,000)	—
Class A Common Stock repurchases	(205,471)	(183,375)	(205,320)
Class B Common Stock purchases and cancellations	—	(89,670)	—
Dividends paid	(113,096)	(97,620)	(88,077)
Distributions to noncontrolling interest owners	(3,500)	(9,133)	(14,065)
Cash paid for debt issuance costs	—	(12,713)	—
Other financing activities	(9,089)	(10,289)	(7,747)
Net cash used in financing activities	(331,156)	(406,800)	(315,209)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,736	(141,072)	(274,320)
Cash and cash equivalents – Beginning of period	260,049	401,121	675,441
Cash and cash equivalents – End of period	$266,785	$260,049	$401,121
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

2. Summary of Significant Accounting Policies

Variable Interest Entities

Magnolia LLC is a variable interest entity (“VIE”). The Company determined that it is the primary beneficiary of Magnolia LLC as the Company is the managing member and has the power to direct the activities most significant to Magnolia LLC’s economic performance as well as the obligation to absorb losses and receive benefits that are potentially significant. At December 31, 2025, the Company had an approximate 97.0% economic interest in Magnolia LLC and 100% of Magnolia LLC’s assets, liabilities, and results of operations are consolidated in the Company’s consolidated financial statements contained herein. At December 31, 2025, the Magnolia LLC Unit Holders had an approximate 3.0% economic interest in Magnolia LLC; however, the Magnolia LLC Unit Holders have disproportionately fewer voting rights, and are shown as noncontrolling interest holders of Magnolia LLC. See Note 11—Stockholders’ Equity for further discussion of the noncontrolling interest.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments that are readily convertible to cash. Cash and cash equivalents were approximately $266.8 million and $260.0 million at December 31, 2025 and 2024, respectively.

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

Unproved properties are assessed for impairment at least annually and are transferred to proved oil and natural gas properties to the extent the costs are associated with proved reserves. Unproved properties are assessed for impairment based on the Company’s current drilling plans. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and natural gas properties. Costs of maintaining and retaining unproved properties, as well as impairment of unsuccessful leases, are included in “Exploration expenses” in the consolidated statements of operations.

Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation, depletion and amortization of the cost of proved oil and natural gas properties is calculated using the unit-of-production method. The reserve base used to calculate depletion for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate the depreciation for capitalized well costs is the sum of proved developed reserves only. Estimated future abandonment costs, net of salvage values, are included in the depreciable cost.

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

The Company’s receivables consist mainly of receivables from oil, natural gas, and NGL purchasers and from joint interest owners on properties the Company operates. Receivables from contracts with customers totaled $116.5 million and $123.8 million as of December 31, 2025 and 2024, respectively. Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. The Company had no allowance for doubtful accounts as of December 31, 2025 or 2024.

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

Stock Based Compensation

Magnolia maintains the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), pursuant to which eligible employees and directors may be granted awards in the form of RSUs, PRSUs, and PSUs. RSUs granted are valued on the date of the grant using the quoted market price of Magnolia’s Class A Common Stock. Liability-classified and equity-classified PSUs and PRSUs granted are valued based on the grant date fair value determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair value of the awards. Liability-classified PSUs are remeasured at fair value using Monte Carlo simulations until settlement. RSUs, PSUs, and PRSUs are expensed on a straight-line basis over the requisite service period. The requisite service period may be subject to acceleration upon employee retirement under certain conditions. The Company records expense associated with the fair value of stock based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation-Stock Compensation” and that expense is included within “General and administrative expenses” and “Lease operating expenses” in the accompanying consolidated statements of operations. The Company accounts for forfeitures as they occur. These plans and related accounting policies are defined and described more fully in Note 12—Stock Based Compensation.

Leases

Magnolia recognizes right of use assets and lease liabilities for certain commitments with terms greater than one year primarily related to real estate, vehicles, and field equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in other long-term assets, other current liabilities, and other long-term liabilities in Magnolia’s consolidated balance sheet as of December 31, 2025. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Magnolia’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term. The Company has also elected a policy to not recognize right of use assets and lease liabilities related to short-term leases. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. For more information, refer to Note 8—Leases.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, with retrospective application. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” requiring disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

3. Acquisitions

2025 Acquisitions

During the year ended December 31, 2025, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $66.6 million in cash.

2024 Acquisitions

In April 2024, the Company completed the acquisition of certain oil and natural gas producing properties, including leasehold and mineral interests, in the Giddings area for $120.4 million in cash. Additionally, during the year ended December 31, 2024, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $45.0 million in cash.

2023 Acquisitions

In November 2023, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area for $264.1 million in cash, subject to customary purchase price adjustments. The acquisition included a maximum of $40.0 million in additional contingent cash consideration based on future commodity prices. For further detail regarding the contingent consideration, see Note 9—Commitments and Contingencies.

In July 2023, the Company completed the acquisition of certain oil and natural gas assets located in the Giddings area for $41.8 million in cash.

Additionally, during the year ended December 31, 2023, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $49.6 million in cash.

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

Recurring Fair Value Measurements

The below financial instruments, with the exception of long-term debt, are carried at fair value in the Company’s consolidated balance sheets as of December 31, 2025 and 2024 as discussed further below:

	Fair value at December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Long-term debt (see Note 7)	$412,443	$—	$—	$412,443
Contingent Consideration (see Note 9)	—	—	—	—
Liability-classified stock based compensation (see Note 12)	—	5,610	—	5,610

	Fair value at December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Long-term debt (see Note 7)	$396,808	$—	$—	$396,808
Contingent Consideration (see Note 9)	—	7,269	—	7,269
Liability-classified stock based compensation (see Note 12)	—	—	—	—

Long-Term Debt

The fair value of the 2032 Senior Notes as of December 31, 2025 is based on unadjusted quoted prices in an active market. The carrying value of the 2032 Senior Notes, net of unamortized deferred financing costs, was $393.3 million and $392.5 million as of December 31, 2025 and December 31, 2024, respectively, and is included in “Long-term debt, net” on the Company’s consolidated balance sheets.

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

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 12—Stock Based Compensation. There were no other material nonrecurring fair value measurements for the years ended December 31, 2025 and 2024.

5. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities for the periods presented:

(In thousands)	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$24,144	$17,525
Accrued capital expenditures	21,378	31,745
Current operating lease liabilities	18,212	12,210
Other	46,728	47,708
Total other current liabilities	$110,462	$109,188

6. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024
Asset retirement obligations, beginning of period	$163,913	$150,563
Revisions to estimates	5,965	(476)
Liabilities incurred and assumed	15,513	11,177
Liabilities settled	(5,236)	(4,080)
Accretion expense	6,800	6,729
Asset retirement obligations, end of period	$186,955	$163,913

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

7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	December 31, 2025	December 31, 2024
Revolving credit facility	$—	$—
Senior Notes due 2032	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(6,749)	(7,487)
Long-term debt, net	$393,251	$392,513

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

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of unused lender commitments then in effect. The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of December 31, 2025, the Company was in compliance with all covenants under the RBL Facility.

During the year ended December 31, 2024, the Company incurred approximately $5.2 million of lender and transaction fees related to the modification, which were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of five years from November 2024 to November 2029 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The Company recognized interest expense related to the RBL Facility, including its previous amendments, of $3.2 million, $4.3 million, and $4.1 million during the years ended December 31, 2025, 2024, and 2023, respectively. The unamortized portion of the deferred financing costs is included in “Deferred financing costs, net” on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.

The Company did not have any outstanding borrowings under the RBL Facility as of December 31, 2025.

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

During the year ended December 31, 2024, the Company paid $7.6 million in fees to third parties which were recorded as deferred financing costs. Deferred financing costs are amortized using the effective interest method over the term of the 2032 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2032 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.

The Issuers used cash on hand and the proceeds from the issuance of the 2032 Senior Notes to redeem the 2026 Senior Notes. The Company recognized a loss on extinguishment of $8.8 million which is included within “Loss on extinguishment of debt” in the Company’s consolidated statements of operations for the year ended December 31, 2024.

For the years ended December 31, 2025, 2024, and 2023, the Company recognized interest expense related to the 2032 Senior Notes and 2026 Senior Notes, collectively, of $28.2 million, $26.8 million, and $26.5 million, respectively.

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

8. Leases

Magnolia’s leases primarily consist of real estate, vehicles, and field equipment. The Company’s leases have remaining lease terms of up to three years, some of which include options to renew or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. Magnolia’s lease agreements do not contain any restrictive covenants or material residual value guarantees.

As most of Magnolia’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

(In thousands)	December 31, 2025	December 31, 2024
Operating Leases
Operating lease assets	$25,954	$17,056

Operating lease liabilities - current	$18,212	$12,210
Operating lease liabilities - long-term	8,097	5,591
Total operating lease liabilities	$26,309	$17,801

Weighted average remaining lease term (in years)	1.6	1.5
Weighted average discount rate	6.6%	7.1%

For the years ended December 31, 2025 and 2024, the Company incurred $20.4 million and $12.5 million, respectively, of lease costs for operating leases included on the Company’s consolidated balance sheet, and $55.7 million and $58.2 million, respectively, for short-term lease costs. For the years ended December 31, 2025 and 2024, the Company did not incur any material expenses for variable lease costs. Cash paid for lease liabilities included in operating cash flows for the years ended December 31, 2025 and 2024 are $20.8 million and $12.9 million, respectively.

Maturities of lease liabilities as of December 31, 2025 under the scope of ASC 842 are as follows:

(In thousands)
Maturity of Lease Liabilities	Operating Leases
2026	$19,704
2027	7,584
2028	2,279
2029	198
2030	—
After 2030	—
Total lease payments	$29,765
Less: Interest	(3,456)
Present value of lease liabilities	$26,309

At December 31, 2025, the Company had additional minimum lease payments of $37.1 million, which are expected to commence beginning in 2026 with lease terms of two to twelve years.

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

Commitments

At December 31, 2025, contractual obligations for long-term operating leases and purchase obligations are as follows:

(In thousands)	Total	2026	2027-2028	2029-2030	2031 & Beyond
Purchase obligations (1)	$1,487	$920	$538	$29	$—
Operating lease obligations (2)	66,823	20,368	15,165	6,041	25,249
Total net minimum commitments	$68,310	$21,288	$15,703	$6,070	$25,249
(1)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with operations- and IT-related service commitments. The costs incurred under these obligations were $1.3 million, $2.2 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Amounts include long-term lease payments for office space, vehicles, and equipment related to exploration, development, and production activities.

Contingencies

In November 2023, the Company acquired certain oil and gas producing properties including leasehold and mineral interests in the Giddings area. The acquisition included a maximum of $40.0 million in additional contingent cash consideration based on future commodity prices. The contingent consideration was payable in three tranches based on average NYMEX WTI prices for (i) the period beginning July 1, 2023 through December 31, 2023, (ii) the year ending December 31, 2024, and (iii) the year ending December 31, 2025. The first tranche was settled for $2.7 million in January 2024 and the second tranche was settled for $2.8 million in January 2025. The final tranche for the year ended December 31, 2025 did not require a payment.

The Company recognized a gain of $4.5 million, $4.3 million, and $7.6 million on the revaluation of the contingent consideration for the years ended December 31, 2025, 2024, and 2023, respectively. Gains on revaluation are included in “Other income (expense), net” on the Company’s consolidated statements of operations. Refer to Note 4—Fair Value Measurements for additional information.

10. Income Taxes

The Company’s income tax provision consists of the following components:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Current:
Federal	$(15,537)	$23,738	$30,166
State	(1,161)	1,803	1,686
Total current	(16,698)	25,541	31,852
Deferred:
Federal	94,278	67,531	73,672
State	2,552	2,741	1,684
Total deferred	96,830	70,272	75,356
Income tax expense	$80,132	$95,813	$107,208

The income taxes paid (net of refunds) by the Company are as follows:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Federal	$6,300	$19,908	$34,190

Texas	1,482	3,163	4,536
Other state	—	31	108
State total	1,482	3,194	4,644

Total cash paid for taxes (net of refunds)	$7,782	$23,102	$38,834

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations is as follows:

	Years Ended
	December 31, 2025		December 31, 2024		December 31, 2023
(In thousands)	$	%	$	%	$	%
Income tax expense at the federal statutory rate	$87,656	21.0%	$103,557	21.0%	$115,464	21.0%
State income tax expense, net of federal income tax benefits	258	—%	4,547	0.9%	3,369	0.6%
Noncontrolling interest in partnerships	(2,630)	(0.6)%	(7,002)	(1.4)%	(11,450)	(2.1)%
Change in valuation allowances	—	—%	—	—%	5,627	1.0%
Research and development tax credits	(6,166)	(1.5)%	(4,559)	(0.9)%	(3,550)	(0.6)%
Marginal well tax credits	(2,554)	(0.6)%	(2,427)	(0.5)%	—	—%
Other, net	3,568	0.9%	1,697	0.3%	(2,252)	(0.4)%
Income tax expense	$80,132	19.2%	$95,813	19.4%	$107,208	19.5%

The Company is subject to U.S. federal income tax, Texas state margin tax, and Louisiana corporate income tax. The primary differences between the annual effective tax rates and the statutory rate of 21.0% are income attributable to noncontrolling interest, state taxes, tax credits generated, and changes in valuation allowances.

As of December 31, 2025, the Company has no material uncertain tax positions and does not expect any significant uncertain tax positions to arise in the next 12 months. For the year ended December 31, 2025, no significant amounts were incurred for interest and penalties. Currently, the Company is not aware of any issues under review that could result in significant payments, accruals, or a material deviation from its position. As of December 31, 2025, the earliest tax years subject to possible examination by the tax authorities are 2022 for U.S. federal and 2021 for Texas state.

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Investment in partnership	$—	$71,587
Net operating loss carryforward	4,062	—
Tax credit carryforward	6,562	—
Capital loss carryforward	5,822	5,822
Oil and natural gas properties	2,662	6,077
Capitalized transaction costs	1,737	1,969
Total deferred tax assets	20,845	85,455
Valuation allowances	(5,822)	(7,818)
Total deferred tax assets, net of valuation allowances	$15,023	$77,637

Deferred tax liabilities:
Investment in partnership	(33,034)	—
Total deferred tax liabilities	(33,034)	—

Net deferred tax assets (liabilities)	$(18,011)	$77,637

Net deferred tax assets and liabilities are included in the consolidated balance sheets as of December 31, 2025 and 2024 as follows:

(In thousands)	December 31, 2025	December 31, 2024
Assets:
Deferred tax assets	$2,662	$77,637
Liabilities:
Other long-term liabilities
Deferred tax liabilities	(20,673)	—
Net deferred tax assets (liabilities)	$(18,011)	$77,637

As of December 31, 2025, the Company had a $19.3 million gross U.S. federal net operating loss, which has an indefinite carryforward, and $27.7 million gross capital loss carryforwards primarily attributable to the sale of the Company’s interest in Highlander which will expire between 2027 and 2028, unless offset by future capital gains. The Company also has tax credit carryforwards of $6.6 million which will expire between 2044 and 2045.

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. Valuation allowances for deferred tax assets are recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. Management assessed whether it is more likely than not that the Company will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considered all available positive and negative evidence and made certain assumptions. The Company considered, among other things, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. As of December 31, 2025, the Company recorded a valuation allowance of $5.8 million to offset the capital loss carryforward.

On July 4, 2025, the U.S. enacted legislation referred to as the One Big Beautiful Bill Act of 2025, which contains certain significant changes to U.S. corporate income tax laws and is generally effective for tax years beginning after December 31, 2024. These changes include, among others, the immediate deduction of domestic research and development (“R&D”) expenses, the option to retroactively deduct previously capitalized R&D expenses, and 100% bonus depreciation for property acquired after January 19, 2025. The impacts are reflected in the Company’s income tax provision for the year ended December 31, 2025, which resulted in a decrease in current tax expense offset by an increase in deferred tax expense.

11. Stockholders’ Equity

Class A Common Stock

At December 31, 2025, there were 228.9 million shares of Class A Common Stock issued and 181.2 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock

As of December 31, 2025, there were 5.5 million shares of Class B Common Stock issued and outstanding. Holders of Class B Common Stock vote together as a single class with holders of Class A Common Stock on all matters properly submitted to a vote of the stockholders. The holders of Class B Common Stock generally have the right to exchange all or a portion of their shares of Class B Common Stock, together with an equal number of Magnolia LLC Units, for the same number of shares of Class A Common Stock or, at Magnolia LLC’s option, an equivalent amount of cash. Upon the future redemption or exchange of Magnolia LLC Units held by any holder of Class B Common Stock, a corresponding number of shares of Class B Common Stock held by such holder of Class B Common Stock will be canceled. In the event of a liquidation, dissolution, or winding up of Magnolia LLC, the holders of the Class B Common Stock, through their ownership of Magnolia LLC Units, are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of units of Magnolia LLC, if any, having preference over the common units. The holders of the Class B Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Share Repurchases

As of December 31, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Act of 1934, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s Amended Insider Trading and Regulation FD Policy. The share repurchase program does not require purchases to be made within a particular time frame. As of December 31, 2025, the Company had repurchased 47.1 million shares under the program at a cost of $913.3 million and had 2.9 million shares of Class A Common Stock remaining under its share repurchase authorization. On February 5, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 60.0 million.

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

Dividends and Distributions

Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. The distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest on the Company’s consolidated balance sheets as of December 31, 2025 and December 31, 2024.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the years ended December 31, 2025 and December 31, 2024, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
November 10, 2025	December 1, 2025	$0.150	$28,583	$27,754	$829
August 11, 2025	September 2, 2025	0.150	28,910	28,081	829
May 12, 2025	June 2, 2025	0.150	29,179	28,350	829
February 14, 2025	March 3, 2025	0.150	29,740	28,911	829
November 8, 2024	December 2, 2024	0.130	25,814	25,096	718
August 9, 2024	September 3, 2024	0.130	26,119	24,694	1,425
May 13, 2024	June 3, 2024	0.130	26,657	23,820	2,837
February 16, 2024	March 1, 2024	0.130	26,824	23,987	2,837
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders in connection with the Business Combination. The noncontrolling interest percentage is affected by various equity transactions such as issuances and repurchases of Class A Common Stock, the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for Class A Common Stock, or the cancellation of Class B Common Stock (and corresponding Magnolia LLC Units). As of December 31, 2025, Magnolia owned approximately 97.0% of the interest in Magnolia LLC and the noncontrolling interest was 3.0%.

12. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of December 31, 2025. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance share units (“PSU”) to eligible employees and directors to enhance the Company and its affiliates’ ability to attract, retain, and motivate persons who make important contributions to the Company and its affiliates by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock. The Company’s awards provide for accelerated vesting upon retirement under specific conditions.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $27.3 million, $18.7 million, and $16.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the years ended December 31, 2025, 2024, and 2023 was $3.8 million, $6.0 million, and $5.3 million, respectively.

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

Equity-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested equity-classified RSU, PRSU, and PSU activity for the year ended December 31, 2025.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Share Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,408,980	$21.44	245,527	$19.25	528,281	$22.45
Granted	809,145	22.84	—	—	179,802	19.87
Modified	—	—	—	—	(193,871)	22.36
Vested(1)	(571,103)	21.79	(241,600)	19.21	—	—
Forfeited	(46,174)	22.51	(362)	19.19	—	—
Unvested at December 31, 2025	1,600,848	$21.99	3,565	$21.98	514,212	$21.58
(1)    47,628 PRSUs were settled in cash for $1.1 million during the year ended December 31, 2025.

The weighted average grant date fair values of the RSUs granted during the years ended December 31, 2024 and 2023 were $20.95 and $22.78 per share, respectively. The weighted average grant date fair values of the PRSUs granted during the year ended December 31, 2023 was $22.28 per share. The weighted average grant date fair values of the PSUs granted during the years ended December 31, 2024 and 2023 were $21.12 and $24.69 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year or four-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair values of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 were $12.7 million, $12.2 million, and $11.2 million, respectively. Unrecognized compensation expense related to unvested RSUs as of December 31, 2025 was $18.6 million, which the Company expects to recognize over a weighted average period of 1.7 years.

Performance Restricted Stock Units and Performance Share Units

The Company previously granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon the grant date fair market value of the award, calculated using a Monte Carlo simulation, as presented below, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the years ended December 31, 2025, 2024, and 2023 were $5.5 million, $15.7 million, and $7.1 million, respectively. Unrecognized compensation expense related to unvested PRSUs as of December 31, 2025 was insignificant.

The Company grants equity-classified PSUs to certain employees. Each equity-classified PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 150% of the target number of equity-classified PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the equity-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the equity-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. No equity-classified PSUs vested during the year ended December 31, 2025. The aggregate fair value of equity-classified PSUs that vested during the years ended December 31, 2024 and 2023 were $0.7 million and $6.7 million, respectively. Unrecognized compensation expense related to unvested equity-classified PSUs as of December 31, 2025 was $3.3 million, which the Company expects to recognize over a weighted average period of 1.5 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the equity-classified PSUs.

	Years Ended
Equity-classified PRSU and PSU Grant Date Fair Value Assumptions	December 31, 2025	December 31, 2024	December 31, 2023
Expected term (in years)	2.88	2.88	2.88
Expected volatility	38.62%	45.09%	60.80%
Risk-free interest rate	4.28%	4.35%	4.15%
Dividend yield	2.37%	2.48%	1.93%

Liability-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested liability-classified PSU activity for the year ended December 31, 2025.

Performance Stock Units
Unvested at December 31, 2024	—
Granted	86,588
Modified	193,871
Vested	—
Forfeited	—
Unvested at December 31, 2025	280,459

Performance Stock Units

The Company grants liability-classified PSUs to certain employees. Each liability-classified PSU, to the extent earned, represents the contingent right to receive cash in lieu of each share of Class A Common Stock, and the awardee may earn between zero and 150% of the target number of liability-classified PSUs granted based on the TSR of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the liability-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the liability-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. No liability-classified PSUs vested during the years ended December 31, 2025, 2024, and 2023. Unrecognized compensation expense related to unvested liability-classified PSUs as of December 31, 2025 was $1.8 million, which the Company expects to recognize over a weighted average period of 1.1 years.

The following table summarizes the Monte Carlo simulation assumptions used to remeasure the fair value of the liability-classified PSUs as of December 31, 2025.

Liability-classified PSU Remeasurement Fair Value Assumptions	December 31, 2025
Expected term (in years)	1.00 - 2.00
Expected volatility	33.25% - 37.60%
Risk-free interest rate	3.41% - 3.42%
Dividend yield	2.63%
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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Years Ended
(In thousands, except per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Basic:
Net income attributable to Class A Common Stock	$325,252	$366,027	$388,301
Less: Dividends and net income allocated to participating securities	4,457	4,497	4,345
Net income, net of participating securities	$320,795	$361,530	$383,956
Weighted average number of common shares outstanding during the period - basic	185,581	186,465	188,174
Net income per share of Class A Common Stock - basic	$1.73	$1.94	$2.04

Diluted:
Net income attributable to Class A Common Stock	$325,252	$366,027	$388,301
Less: Dividends and net income allocated to participating securities	4,457	4,497	4,342
Net income, net of participating securities	$320,795	$361,530	$383,959
Weighted average number of common shares outstanding during the period - basic	185,581	186,465	188,174
Add: Dilutive effect stock based compensation and other	12	27	181
Weighted average number of common shares outstanding during the period - diluted	185,593	186,492	188,355
Net income per share of Class A Common Stock - diluted	$1.73	$1.94	$2.04

The Company excluded 5.5 million, 13.5 million, and 21.8 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) for the years ended December 31, 2025, 2024, and 2023, respectively, as the effect was anti-dilutive.

14. Related Party Transactions

For the year ended December 31, 2025, there were no material related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

15. Major Customers

For the year ended December 31, 2025, two customers, including their subsidiaries, accounted for 41% and 20% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2024, three customers, including their subsidiaries, accounted for 31%, 24%, and 12% of the Company’s combined oil, natural gas, and NGL revenue. For the year ended December 31, 2023, three customers, including their subsidiaries, accounted for 25%, 22%, and 11% of the Company’s combined oil, natural gas, and NGL revenue. The Company is exposed to credit risk in the event of nonpayment by counterparties. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate.

16. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental cash items:
Cash paid for income taxes	$7,782	$23,102	$38,834
Cash paid for interest	29,669	33,967	26,350
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	21,378	31,745	34,131
Contingent consideration associated with acquisitions	—	—	21,913
Net liabilities assumed in connection with acquisitions	1,789	8,421	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	27,776	13,336	15,053

17. Subsequent Events

On January 29, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.165 per share of Class A Common Stock, and Magnolia LLC declared a cash distribution of $0.165 per Magnolia LLC Unit to each holder of Magnolia LLC Units, each payable on March 2, 2026 to shareholders or members of record, as applicable, as of February 10, 2026.

On February 5, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 60.0 million.

In February 2026, the Magnolia LLC Unit Holders redeemed 4.8 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and subsequently sold these shares to the public. In addition, Magnolia LLC repurchased and subsequently cancelled the remaining 0.7 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) owned by Magnolia LLC Unit Holders.

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

Capitalized Costs

The aggregate amounts of costs capitalized for oil and natural gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(In thousands)	December 31, 2025	December 31, 2024
Proved properties	$4,769,982	$4,149,458
Unproved properties	187,310	253,752
Total proved and unproved properties	4,957,292	4,403,210
Accumulated depreciation, depletion and amortization	(2,548,183)	(2,110,990)
Net capitalized costs	$2,409,109	$2,292,220

Costs Incurred For Oil and Natural Gas Producing Activities

The following table sets forth the costs incurred in the Company’s oil and natural gas production, exploration, and development activities:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Acquisition costs:
Proved properties	$47,122	$68,761	$326,150
Unproved properties	28,880	101,791	68,177
Exploration and development costs	480,757	490,564	471,238
Total	$556,759	$661,116	$865,565

Oil and Natural Gas Reserve Quantities

The Company’s proved reserves volumes as of December 31, 2025 are based on evaluations prepared by the independent petroleum engineering firm of Miller and Lents, in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and definitions and guidelines established by the SEC. Miller and Lents employed all methods, procedures and assumptions considered necessary in utilizing the data provided to prepare the December 31, 2025 reserve report, which was completed on January 12, 2026. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

The following table summarizes the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for the years ended December 31, 2025, 2024, and 2023. The following prices, as adjusted for transportation, quality, and basis differentials, were used in the calculation of the Standardized Measure of discounted future net cash flows:

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Oil (per Bbl)	$64.59	$74.87	$77.97
Natural gas (per Mcf)	2.67	1.42	1.59
NGLs (per Bbl)	20.25	20.72	20.75

The table below presents a summary of changes in the Company’s proved reserves. Magnolia’s proved undeveloped reserves are planned to be developed within one year.

	Crude Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	Total (MMboe)
Total proved reserves:
Balance December 31, 2022	62.9	313.1	41.9	157.0
Extensions	12.5	87.0	12.9	39.9
Revisions of previous estimates	(1.7)	(38.6)	(1.3)	(9.4)
Purchases of reserves in place	11.1	11.6	2.2	15.3
Sales of reserves in place	—	(17.4)	—	(2.9)
Production	(12.6)	(55.1)	(8.3)	(30.1)
Balance December 31, 2023	72.2	300.6	47.4	169.8
Extensions	14.9	69.8	13.6	40.1
Revisions of previous estimates	2.3	11.2	3.7	7.9
Purchases of reserves in place	1.8	13.9	2.6	6.7
Production	(14.0)	(58.7)	(9.0)	(32.8)
Balance December 31, 2024	77.2	336.8	58.3	191.7
Extensions	16.8	84.3	14.1	44.9
Revisions of previous estimates	(0.9)	46.0	0.1	6.9
Purchases of reserves in place	1.2	5.9	0.9	3.1
Production	(14.5)	(68.9)	(10.4)	(36.4)
Balance December 31, 2025	79.8	404.1	63.0	210.2

Proved developed reserves:
Balance, December 31, 2022	53.5	244.6	31.3	125.6
Balance, December 31, 2023	61.2	227.2	36.1	135.2
Balance, December 31, 2024	63.0	258.4	43.2	149.3
Balance, December 31, 2025	64.6	317.3	49.1	166.6

Proved undeveloped reserves:
Balance, December 31, 2022	9.4	68.5	10.6	31.4
Balance, December 31, 2023	11.0	73.4	11.3	34.6
Balance, December 31, 2024	14.2	78.4	15.1	42.4
Balance, December 31, 2025	15.2	86.8	13.9	43.6

For the year ended December 31, 2025, extensions contributed approximately 44.9 MMboe to proved reserves. This was primarily related to developing new well locations at the Company’s Giddings and Karnes operations that extended the proved areas. This was comprised of 34.5 MMboe from adding new proved undeveloped reserves and 10.4 MMboe resulting from adding new proved developed reserves attributed to drilling wells in areas that did not meet the requirements for proved reserves prior to evaluating the drilling results. Additionally, the Company had revisions of 6.9 MMboe. This included 8.3 MMboe of upward revisions, which were comprised of 4.5 MMboe related to infill drilling in the Karnes area, 2.0 MMboe for improved well performance in the Giddings area, and 1.8 MMboe related to higher year-end SEC-based gas prices. These were partially offset by 1.4 MMboe of downward adjustments, which were comprised of 0.9 MMboe for reservoir assessment updates on undeveloped wells and 0.5 MMboe for optimizing development activity. Bolt-on acquisitions added approximately 3.1 MMboe.

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

The following table presents the Company’s standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Future cash inflows	$7,408,319	$7,365,663	$7,010,267
Future production costs	(2,632,470)	(2,447,228)	(2,408,679)
Future development costs	(372,764)	(343,503)	(386,194)
Future income tax expenses	(688,729)	(714,911)	(599,386)
Future net cash flows	3,714,356	3,860,021	3,616,008
10% discount to reflect timing of cash flows	(1,195,826)	(1,278,214)	(1,196,202)
Standardized measure of discounted future net cash flows	$2,518,530	$2,581,807	$2,419,806

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Standardized measure of discounted future net cash flows, beginning of period	$2,581,807	$2,419,806	$3,348,364
Sales of oil, natural gas, and NGLs produced during the period, net of production costs	(981,738)	(1,023,311)	(961,596)
Purchases of reserves in place	37,491	94,695	333,713
Sales of reserves in place	—	—	(67,169)
Extensions	692,547	704,753	599,215
Changes in estimated future development costs	(7,667)	9,764	7,735
Net change in prices and production costs	(614,037)	(324,998)	(1,680,852)
Previously estimated development costs incurred during the period	221,064	260,361	158,399
Revisions in quantity estimates	129,520	127,331	101,991
Accretion of discount	307,682	283,730	403,589
Net change in income taxes	19,090	(77,525)	270,038
Net change in timing of production and other	132,771	107,201	(93,621)
Standardized measure of discounted future net cash flows, end of period	$2,518,530	$2,581,807	$2,419,806

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2025, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025 no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

Insider Trading Policy

Magnolia maintains the Amended Insider Trading and Regulation FD Policy, which the Company believes is reasonably designed to promote compliance with federal and state securities laws, rules and regulations, and NYSE listing standards. A copy of the Amended Insider Trading and Regulation FD Policy is attached to this Annual Report on Form 10-K as Exhibit 19.1 and incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:	Page

Consolidated Balance Sheets as of December 31, 2025 and 2024.	47
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.	48
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023.	49
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.	51
Notes to Consolidated Financial Statements.	52

(2) Financial Statement Schedules
Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s financial statements and related notes.

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

Exhibit Number	Description
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

10.14*††
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

10.16*††
Magnolia Oil & Gas Corporation Executive Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.2 filed with the Quarterly Report on Form 10-Q, filed on August 2, 2023 (File No. 001-38083)).

10.17*††	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.22 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

10.18*††
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

10.21*††
Form of 2025 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed with the Annual Report on Form 10-K, filed on February 19, 2025 (File No. 001-38083)).

10.22*††
Form of Amendment to RSU, PSU, and PRSU Award Agreements under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 filed with the Annual Report on Form 10-K, filed on February 19, 2025 (File No. 001-38083)).

Exhibit Number	Description
10.23**††	Form of 2026 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan.

10.24**††
Form of 2026 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan and Amendment to Certain Outstanding Performance Share Units.

19.1*
Magnolia Oil & Gas Corporation Amended Insider Trading and Regulation FD Policy (incorporated herein by reference to Exhibit 19.1 filed with the Annual Report on Form 10-K, filed on February 19, 2025 (File No. 001-38083)).

21.1**	Subsidiaries of Magnolia Oil & Gas Corporation.

23.1**	Consent of KPMG LLP.

23.2**	Consent of Miller and Lents, Ltd.

24.1**	Power of Attorney.

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Magnolia Oil & Gas Corporation Clawback Policy (incorporated herein by reference to Exhibit 97.1 filed with the Annual Report on Form 10-K, filed on February 15, 2024 (File No. 001-38083)).

99.1**	Summary Report of Miller and Lents, Ltd., dated as of January 12, 2026, for proved reserves as of December 31, 2025.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MAGNOLIA OIL & GAS CORPORATION

Date: February 12, 2026	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Christopher Stavros Christopher Stavros	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 12, 2026

/s/ Brian Corales Brian Corales	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2026

/s/ Dan F. Smith* Dan F. Smith	Lead Independent Director	February 12, 2026

/s/ Arcilia C. Acosta* Arcilia C. Acosta	Director	February 12, 2026

/s/ Edward P. Djerejian* Edward P. Djerejian	Director	February 12, 2026

/s/ David M. Khani* David M. Khani	Director	February 12, 2026

/s/ James R. Larson* James R. Larson	Director	February 12, 2026

/s/ R. Lewis Ropp* R. Lewis Ropp	Director	February 12, 2026

/s/ Shandell M. Szabo* Shandell M. Szabo	Director	February 12, 2026

By* /s/ Marina Kitikar Marina Kitikar as Attorney-in-fact