Form 10-Q
period 2026-03-31
Magnolia Oil & Gas Corp
filed 2026-05-07
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2026, there were 184,947,909 shares of Class A Common Stock, $0.0001 par value per share outstanding.

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

“Class A Common Stock.” Magnolia’s Class A Common Stock, par value $0.0001 per share.

“Class B Common Stock.” Magnolia’s Class B Common Stock, par value $0.0001 per share.

“Issuers.” Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating, as it relates to the Senior Notes.

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

“Senior Notes.” 6.875% Senior Notes due 2032.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$124,372	$266,785
Trade receivables	160,767	116,530
Joint interest receivables	32,064	33,952
Income tax receivable	1,325	24,291
Other current assets	1,135	877
Total current assets	319,663	442,435
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	5,232,344	4,957,292
Other	21,267	20,618
Accumulated depreciation, depletion and amortization	(2,667,132)	(2,553,758)
Total property, plant and equipment, net	2,586,479	2,424,152
OTHER ASSETS
Other long-term assets	38,336	36,505
TOTAL ASSETS	$2,944,478	$2,903,092
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$156,497	$177,568
Other current liabilities (Note 6)	134,033	110,462
Total current liabilities	290,530	288,030
LONG-TERM LIABILITIES
Long-term debt, net	393,442	393,251
Asset retirement obligations, net of current	187,471	186,038
Deferred tax liabilities	18,525	20,674
Other long-term liabilities	18,629	15,926
Total long-term liabilities	618,067	615,889
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 234,287 shares issued and 185,374 shares outstanding in 2026 and 228,908 shares issued and 181,230 shares outstanding in 2025	24	23
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 0 shares issued and outstanding in 2026 and 5,523 shares issued and outstanding in 2025	—	1
Additional paid-in capital	1,962,082	1,903,459
Treasury Stock, at cost, 48,913 shares and 47,678 shares in 2026 and 2025, respectively	(960,737)	(928,662)
Retained earnings	1,036,099	966,747
Accumulated other comprehensive loss	(1,587)	(1,610)
Noncontrolling interest	—	59,215
Total equity	2,035,881	1,999,173
TOTAL LIABILITIES AND EQUITY	$2,944,478	$2,903,092
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUES
Oil revenues	$257,329	$245,534
Natural gas revenues	51,800	51,367
Natural gas liquids revenues	49,382	53,399
Total revenues	358,511	350,300
OPERATING EXPENSES
Lease operating expenses	47,751	47,075
Gathering, transportation and processing	18,207	14,953
Taxes other than income	16,387	20,105
Exploration expenses	1,742	348
Asset retirement obligations accretion	1,857	1,556
Depreciation, depletion and amortization	113,359	105,853
General and administrative expenses	31,444	24,588
Total operating expenses	230,747	214,478

OPERATING INCOME	127,764	135,822

OTHER EXPENSE
Interest expense, net	(6,004)	(5,252)
Other income (expense), net	(36)	1,215
Total other expense, net	(6,040)	(4,037)

INCOME BEFORE INCOME TAXES	121,724	131,785
Income tax expense	20,888	25,137
NET INCOME	100,836	106,648
LESS: Net income attributable to noncontrolling interest	1,011	3,721
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$99,825	$102,927

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.54	$0.54
Diluted	$0.54	$0.54
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	183,267	188,653
Diluted	183,279	188,664

COMPREHENSIVE INCOME:
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$99,825	$102,927
Other comprehensive income, net of tax:
Postretirement benefits	23	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$99,848	$102,927

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended March 31, 2025	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2024	228,164	$23	5,523	$1	$1,880,243	38,808	$(721,279)	$754,591	$—	$1,913,579	$53,747	$1,967,326
Stock based compensation expense, net of forfeitures	—	—	—	—	4,929	—	—	—	—	4,929	145	5,074
Common stock issued related to stock based compensation and other, net	463	—	—	—	(4,716)	—	—	—	—	(4,716)	(139)	(4,855)
Modification and cash-settlement of stock based compensation	—	—	—	—	(3,157)	—	—	—	—	(3,157)	—	(3,157)
Changes in ownership interest adjustment	—	—	—	—	1,116	—	—	—	—	1,116	(1,116)	—
Class A Common Stock repurchases	—	—	—	—	—	2,150	(51,978)	—	—	(51,978)	—	(51,978)
Dividends declared ($0.150 per share)	—	—	—	—	—	—	—	(28,911)	—	(28,911)	—	(28,911)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(829)	(829)
Adjustment to deferred taxes	—	—	—	—	422	—	—	—	—	422	—	422
Tax impact of equity transactions	—	—	—	—	—	—	(416)	—	—	(416)	—	(416)
Net income	—	—	—	—	—	—	—	102,927	—	102,927	3,721	106,648
Balance, March 31, 2025	228,627	$23	5,523	$1	$1,878,837	40,958	$(773,673)	$828,607	$—	$1,933,795	$55,529	$1,989,324

For the Three Months Ended March 31, 2026
Balance, December 31, 2025	228,908	$23	5,523	$1	$1,903,459	47,678	$(928,662)	$966,747	$(1,610)	$1,939,958	$59,215	$1,999,173
Stock based compensation expense, net of forfeitures	—	—	—	—	8,113	—	—	—	—	8,113	55	8,168
Common stock issued related to stock based compensation and other, net	606	—	—	—	(7,956)	—	—	—	—	(7,956)	—	(7,956)
Changes in ownership interest adjustment	—	—	—	—	39,577	—	—	—	—	39,577	(39,577)	—
Class A Common Stock repurchases	—	—	—	—	—	1,235	(32,075)	—	—	(32,075)	—	(32,075)
Class B Common Stock purchase and cancellations	—	—	(750)	—	—	—	—	—	—	—	(19,793)	(19,793)
Conversion of Class B Common Stock to Class A Common Stock	4,773	1	(4,773)	(1)	—	—	—	—	—	—	—	—
Dividends declared ($0.165 per share)	—	—	—	—	—	—	—	(30,473)	—	(30,473)	—	(30,473)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(911)	(911)
Adjustment to deferred taxes	—	—	—	—	(8,311)	—	—	—	—	(8,311)	—	(8,311)
Tax impact of equity transactions	—	—	—	—	27,200	—	—	—	—	27,200	—	27,200
Net income	—	—	—	—	—	—	—	99,825	—	99,825	1,011	100,836
Other comprehensive income	—	—	—	—	—	—	—	—	23	23	—	23
Balance, March 31, 2026	234,287	$24	—	$—	$1,962,082	48,913	$(960,737)	$1,036,099	$(1,587)	$2,035,881	$—	$2,035,881
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$100,836	$106,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	113,359	105,853
Asset retirement obligations accretion	1,857	1,556
Amortization of deferred financing costs	546	532
Deferred income tax expense	16,890	12,342
Gain on revaluation of contingent consideration	—	(1,352)
Stock based compensation	12,220	6,550
Other	843	353
Changes in operating assets and liabilities:
Accounts receivable	(42,349)	(11,272)
Accounts payable	(21,071)	(8,678)
Accrued liabilities	(6,568)	11,875
Other assets and liabilities, net	21,053	83
Net cash provided by operating activities	197,616	224,490
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(154,990)	(24,144)
Additions to oil and natural gas properties	(128,427)	(131,168)
Changes in working capital associated with additions to oil and natural gas properties	27,447	9,210
Other investing	8,352	30
Net cash used in investing activities	(247,618)	(146,072)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(33,277)	(52,393)
Class B Common Stock purchases and cancellations	(19,793)	—
Dividends paid	(30,473)	(28,911)
Distributions to noncontrolling interest owners	(911)	(829)
Other financing activities	(7,957)	(8,776)
Net cash used in financing activities	(92,411)	(90,909)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(142,413)	(12,491)
Cash and cash equivalents – Beginning of period	266,785	260,049
Cash and cash equivalents – End of period	$124,372	$247,558
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 (the “2025 Form 10-K”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2025 Form 10-K.

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

2. Summary of Significant Accounting Policies

As of March 31, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2025 Form 10-K.

Recent Accounting Pronouncements

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

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $160.8 million as of March 31, 2026 and $116.5 million as of December 31, 2025. For further detail regarding the Company’s revenue recognition policies, please refer to Note 2—Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2025 Form 10-K.

4. Acquisitions

2026 Acquisitions

During the three months ended March 31, 2026, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $155.0 million in cash.

2025 Acquisitions

During the three months ended March 31, 2025, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $24.1 million in cash.

The Company accounted for the 2026 and 2025 acquisitions as asset acquisitions.

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

Recurring Fair Value Measurements

Long-Term Debt

The fair value of the Senior Notes at March 31, 2026 and December 31, 2025 was $413.1 million and $412.4 million, respectively. The fair value is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy. The carrying value of the Senior Notes, net of unamortized deferred financing costs, was $393.4 million and $393.3 million as of March 31, 2026 and December 31, 2025, respectively, and is included in “Long-term debt, net” on the Company’s consolidated balance sheets.

Liability-Classified Stock Based Compensation

The fair value of the liability for future cash-settled stock based compensation was $7.4 million and $5.6 million as of March 31, 2026 and December 31, 2025, respectively, and is included in “Other current liabilities” and “Other long-term liabilities” on the Company’s consolidated balance sheets. The fair value of the liability for future cash-settled stock based compensation is estimated using observable market data (the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group) and Monte Carlo simulation models, which is considered a Level 2 input in the fair value hierarchy.

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, equity-classified stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation. There were no other material nonrecurring fair value measurements as of March 31, 2026 or December 31, 2025.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities as of the periods presented:

(In thousands)	March 31, 2026	December 31, 2025
Accrued capital expenditures	$48,825	$21,378
Current operating lease liabilities	19,456	18,212
Other	65,752	70,872
Total other current liabilities	$134,033	$110,462
7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	March 31, 2026	December 31, 2025
Revolving credit facility	$—	$—
Senior Notes due 2032	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(6,558)	(6,749)
Long-term debt, net	$393,442	$393,251

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

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of unused lender commitments then in effect. The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of March 31, 2026, the Company was in compliance with all covenants under the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of five years from November 2024 to November 2029 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included in “Other long-term assets” on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The Company recognized interest expense related to the RBL Facility of $0.8 million for each of the three months ended March 31, 2026 and 2025.

The Company did not have any outstanding borrowings under the RBL Facility as of March 31, 2026.

Senior Notes

On November 26, 2024, the Issuers issued and sold $400.0 million aggregate principal amount of Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes were issued under the Indenture, dated as of November 26, 2024 (the “Indenture”), by and among the Issuers, the Company, the guarantors named therein, and Regions Bank, as trustee. The Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia LLC, Magnolia Oil & Gas Holdings LLC, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The Senior Notes will mature on December 1, 2032 and bear interest at the rate of 6.875% per annum.

Deferred financing costs are amortized using the effective interest method over the term of the Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The Company recognized interest expense related to the Senior Notes of $7.1 million for each of the three months ended March 31, 2026 and 2025.

At any time prior to December 1, 2027, the Issuers may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make whole” premium on accrued and unpaid interest, if any, to, but excluding, the date of redemption. After December 1, 2027, the Issuers may redeem all or a part of the Senior Notes based on principal plus a set premium, as set forth in the Indenture, including any accrued and unpaid interest.

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

Contingencies

In November 2023, the Company acquired certain oil and natural gas producing properties including leasehold and mineral interests in the Giddings area. The acquisition included a maximum of $40.0 million in additional contingent cash consideration based on future commodity prices. The contingent consideration was payable in three tranches based on average NYMEX WTI prices for (i) the period beginning July 1, 2023 through December 31, 2023, (ii) the year ending December 31, 2024, and (iii) the year ending December 31, 2025. The first tranche was settled for $2.7 million in January 2024 and the second tranche was settled for $2.8 million in January 2025. All of the tranches of the contingent consideration were settled as of December 31, 2025 and the final tranche did not require a payment.

The Company recognized a gain of $1.4 million on the revaluation of the contingent consideration for the three months ended March 31, 2025. Gains and losses on revaluation are included in “Other income (expense), net” on the Company’s consolidated statements of operations.

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Current:
Federal	$3,851	$12,145
State	147	650
Total current	3,998	12,795
Deferred:
Federal	15,985	11,780
State	905	562
Total deferred	16,890	12,342
Income tax expense	$20,888	$25,137

The Company is subject to U.S. federal income tax, Texas state margin tax, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were 17.2% and 19.1%, respectively. The primary differences between the annual effective tax rates and the statutory rate of 21.0% are state taxes, tax credits, and income attributable to noncontrolling interest.

On July 4, 2025, the U.S. enacted legislation referred to as the One Big Beautiful Bill Act, which contains certain significant changes to U.S. corporate income tax laws and is generally effective for tax years beginning after December 31, 2024. These changes include, among others, the immediate deduction of domestic research and development (“R&D”) expenses, the option to retroactively deduct previously capitalized R&D expenses, and 100% bonus depreciation for property acquired after January 19, 2025. The impacts are reflected in the Company’s income tax provision for the quarter ended March 31, 2026, which resulted in a decrease in current tax expense offset by an increase in deferred tax expense.

10. Stockholders’ Equity

Class A Common Stock

At March 31, 2026, there were 234.3 million shares of Class A Common Stock issued and 185.4 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock and Noncontrolling Interest

In February 2026, the Magnolia LLC Unit Holders redeemed 4.8 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and such shares of Class A Common Stock were subsequently sold by the Magnolia LLC Unit Holders to the public. In addition, Magnolia LLC repurchased and subsequently cancelled the remaining 0.7 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) owned by Magnolia LLC Unit Holders for $19.8 million.

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. As of March 31, 2026, the aforementioned transactions eliminated the Company’s noncontrolling interest and Magnolia owned 100.0% of the interest in Magnolia LLC.

Share Repurchase Program

As of March 31, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s Amended Insider Trading and Regulation FD Policy. The share repurchase program does not require purchases to be made within a particular time frame. The Company had repurchased 48.4 million shares under the program at a cost of $945.4 million and had 11.6 million shares of Class A Common Stock remaining under its share repurchase authorization as of March 31, 2026.

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

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the three months ended March 31, 2026 and the year ended December 31, 2025, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
February 10, 2026	March 2, 2026	$0.165	$31,384	$30,473	$911
November 10, 2025	December 1, 2025	$0.150	$28,583	$27,754	$829
August 11, 2025	September 2, 2025	$0.150	$28,910	$28,081	$829
May 12, 2025	June 2, 2025	$0.150	$29,179	$28,350	$829
February 14, 2025	March 3, 2025	$0.150	$29,740	$28,911	$829
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

11. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of March 31, 2026. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance share units (“PSU”) to eligible employees and directors to enhance the Company’s ability to attract, retain, and motivate persons who make important contributions to the Company by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock. The Company’s awards provide for accelerated vesting upon retirement under specific conditions.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $12.2 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the three months ended March 31, 2026 and 2025 was $5.7 million and $3.4 million, respectively.

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

Equity-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested equity-classified RSU, PRSU, and PSU activity for the three months ended March 31, 2026.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Share Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025 (1)	1,600,848	$21.99	3,565	$21.98	514,212	$22.94
Granted	787,056	26.17	—	—	211,333	36.65
Adjusted for performance multiple (2)	—	—	—	—	52,553	24.69
Vested	(707,530)	21.87	(306)	23.01	(182,435)	24.69
Forfeited	(7,853)	23.50	—	—	—	—
Unvested at March 31, 2026	1,672,521	$24.00	3,259	$21.88	595,663	$27.43
(1)In February 2026, the Company modified the performance conditions of PSUs granted in 2024 and 2025, resulting in additional compensation expense of $0.7 million that will be recognized prospectively over the remaining service periods. The modification affected fourteen grantees.
(2)Upon completion of the performance period for the PSUs granted in 2023, a performance multiple of 140% was applied to each of the grants resulting in additional PSUs earned in 2026.
The weighted average grant date fair values of the RSUs and PSUs granted during the three months ended March 31, 2025 were $23.00 and $19.87 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair values of RSUs that vested during the three months ended March 31, 2026 and 2025 were $20.2 million and $10.9 million, respectively. Unrecognized compensation expense related to unvested RSUs as of March 31, 2026 was $32.8 million, which the Company expects to recognize over a weighted average period of 2.2 years.

Performance Restricted Stock Units and Performance Share Units

The Company previously granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest and settle either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the three months ended March 31, 2025 was $5.4 million. The aggregate fair value of PRSUs that vested during the three months ended March 31, 2026 and the unrecognized compensation expense related to unvested PRSUs as of March 31, 2026 were insignificant.

The Company grants equity-classified PSUs to certain employees. Each equity-classified PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 200% of the target number of the equity-classified PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the equity-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the equity-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. The aggregate fair value of equity-classified PSUs that vested during the three months ended March 31, 2026 was $4.8 million. Unrecognized compensation expense related to unvested equity-classified PSUs as of March 31, 2026 was $9.8 million, which the Company expects to recognize over a weighted average period of 1.9 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the equity-classified PSUs granted during the respective periods.

	Three Months Ended
Equity-classified PSU Grant Date Fair Value Assumptions	March 31, 2026	March 31, 2025
Expected term (in years)	2.90	2.88
Expected volatility	33.20%	38.62%
Risk-free interest rate	3.48%	4.28%
Dividend yield	2.87%	2.37%

Liability-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested liability-classified PSU activity for the three months ended March 31, 2026.

Performance Share Units
Unvested at December 31, 2025	280,459
Granted	101,620
Adjusted for performance multiple (1)	27,343
Vested	(94,921)
Forfeited	—
Unvested at March 31, 2026	314,501
(1)Upon completion of the performance period for the PSUs granted in 2023, a performance multiple of 140% was applied to each of the grants resulting in additional PSUs earned in 2026.

Performance Share Units

The Company grants liability-classified PSUs to certain employees. Each liability-classified PSU, to the extent earned, represents the contingent right to receive cash in lieu of each share of Class A Common Stock and the awardee may earn between zero and 200% of the target number of liability-classified PSUs granted based on the TSR of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the liability-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the liability-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. The aggregate fair value of liability-classified PSUs that vested during the three months ended March 31, 2026 was $2.3 million. Unrecognized compensation expense related to unvested liability-classified PSUs as of March 31, 2026 was $5.1 million, which the Company expects to recognize over a weighted average period of 1.3 years.

The following table summarizes the Monte Carlo simulation assumptions used to remeasure the fair value of the liability-classified PSUs during the three months ended March 31, 2026.

Liability-classified PSU Remeasurement Fair Value Assumptions	March 31, 2026
Expected term (in years)	0.75 - 2.75
Expected volatility	29.16% - 34.80%
Risk-free interest rate	3.63% - 3.74%
Dividend yield	2.46%
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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended
(In thousands, except per share data)	March 31, 2026	March 31, 2025
Basic:
Net income attributable to Class A Common Stock	$99,825	$102,927
Less: Dividends and net income allocated to participating securities	1,678	1,610
Net income, net of participating securities	$98,147	$101,317
Weighted average number of common shares outstanding during the period - basic	183,267	188,653
Net income per share of Class A Common Stock - basic	$0.54	$0.54

Diluted:
Net income attributable to Class A Common Stock	$99,825	$102,927
Less: Dividends and net income allocated to participating securities	1,678	1,610
Net income, net of participating securities	$98,147	$101,317
Weighted average number of common shares outstanding during the period - basic	183,267	188,653
Add: Dilutive effect of stock based compensation and other	12	11
Weighted average number of common shares outstanding during the period - diluted	183,279	188,664
Net income per share of Class A Common Stock - diluted	$0.54	$0.54
For the three months ended March 31, 2026 and 2025, the Company excluded 2.6 million and 5.5 million, respectively, of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

For the three months ended March 31, 2026 and 2025, there were no material related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Supplemental cash items:
Cash paid (received) for income taxes, net	$(19,116)	$—
Cash paid for interest	441	441
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	48,825	40,955
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	6,781	16,877

15. Subsequent Events

On May 1, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.165 per share of Class A Common Stock payable on June 1, 2026 to shareholders or members of record, as applicable, as of May 12, 2026.

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

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the reports that the Company has filed and may file with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 (the “2025 Form 10-K”).

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

Market Conditions Update

Commodity prices continue to experience volatility driven by geopolitical conflict, evolving global supply-demand dynamics, and macroeconomic uncertainty. Most notably, the escalation of military conflict involving Iran has materially disrupted global energy markets, including significantly constraining the movement of global crude oil and refined product exports through the Strait of Hormuz. These developments, together with the ongoing Russia-Ukraine conflict, OPEC and OPEC+ production decisions, and changes in sanctions and trade restrictions affecting major oil-producing countries such as Russia, Iran, and Venezuela, have increased the risk of supply interruptions and contributed to substantial price volatility and uncertainty in global energy markets.

The macroeconomic and geopolitical environment remains uncertain and continues to evolve. In combination with geopolitical risks — including sanctions regimes, trade restrictions, tariff policies that remain subject to legal, regulatory, and policy uncertainty, and the potential for prolonged or expanded disruptions to global energy supply chains — these conditions continue to increase uncertainty with respect to commodity prices, operating costs, and capital availability. The Company continues to closely monitor developments in geopolitical conditions, international trade relations, tariff policies, and energy market dynamics, any of which could adversely affect operating results, financial condition, and future cash flows.

Business Overview

As of March 31, 2026, Magnolia’s assets in South Texas included 60,187 gross (39,935 net) acres in the Karnes area, and 741,586 gross (561,950 net) acres in the Giddings area. As of March 31, 2026, Magnolia held an interest in approximately 2,890 gross (1,960 net) wells, with total production of 102.6 thousand barrels of oil equivalent per day for the three months ended March 31, 2026.

Magnolia recognized net income attributable to Class A Common Stock of $99.8 million, or $0.54 per diluted common share, for the three months ended March 31, 2026. Magnolia recognized net income of $100.8 million, which includes noncontrolling interest of $1.0 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, for the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company declared and paid cash dividends and distributions totaling $31.4 million.

As of March 31, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. The Company had repurchased 48.4 million shares under the program at a cost of $945.4 million and had 11.6 million shares of Class A Common Stock remaining under its share repurchase authorization as of March 31, 2026.

As of March 31, 2026, Magnolia owned 100.0% of the interest in Magnolia LLC.

Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

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

	Three Months Ended
(In thousands, except per unit data)	March 31, 2026	March 31, 2025
Production:
Oil (MBbls)	3,661	3,517
Natural gas (MMcf)	17,383	16,492
NGLs (MBbls)	2,673	2,424
Total (Mboe)	9,231	8,689

Average daily production:
Oil (Bbls/d)	40,678	39,078
Natural gas (Mcf/d)	193,143	183,248
NGLs (Bbls/d)	29,696	26,930
Total (boe/d)	102,564	96,549

Production (% of total):
Oil	40%	40%
Natural gas	31%	32%
NGLs	29%	28%

Revenues:
Oil revenues	$257,329	$245,534
Natural gas revenues	51,800	51,367
Natural gas liquids revenues	49,382	53,399
Total revenues	$358,511	$350,300

Revenues (% of total):
Oil	72%	70%
Natural gas	14%	15%
NGLs	14%	15%

Average Price:
Oil (per barrel)	$70.29	$69.81
Natural gas (per Mcf)	2.98	3.11
NGLs (per barrel)	18.48	22.03
Oil revenues for the three months ended March 31, 2026 were $11.8 million higher than the three months ended March 31, 2025. A 4% increase in oil production increased first quarter 2026 revenues by $10.1 million compared to the same period in the prior year, and a 1% increase in average prices increased revenues by $1.7 million.

Natural gas revenues for the three months ended March 31, 2026 were $0.4 million higher than the three months ended March 31, 2025. A 5% increase in natural gas production increased first quarter 2026 revenues by $2.7 million compared to the same period in the prior year, partially offset by a 4% decrease in average prices that decreased revenues by $2.3 million.

NGL revenues for the three months ended March 31, 2026 were $4.0 million lower than the three months ended March 31, 2025. A 16% decrease in average prices decreased first quarter 2026 revenues by $8.6 million compared to the same period in the prior year, partially offset by a 10% increase in NGL production that increased revenues by $4.6 million.

Operating Expenses and Other Expense

The following table summarizes the Company’s operating expenses and other expense for the periods indicated.

	Three Months Ended
(In thousands, except per unit data)	March 31, 2026	March 31, 2025
Operating Expenses:
Lease operating expenses	$47,751	$47,075
Gathering, transportation and processing	18,207	14,953
Taxes other than income	16,387	20,105
Exploration expenses	1,742	348
Asset retirement obligations accretion	1,857	1,556
Depreciation, depletion and amortization	113,359	105,853
General and administrative expenses	31,444	24,588
Total operating expenses	$230,747	$214,478

Other Expense:
Interest expense, net	$(6,004)	$(5,252)
Other income (expense), net	(36)	1,215
Total other expense, net	$(6,040)	$(4,037)

Average Operating Costs per boe:
Lease operating expenses	$5.17	$5.42
Gathering, transportation and processing	1.97	1.72
Taxes other than income	1.78	2.31
Exploration expenses	0.19	0.04
Asset retirement obligations accretion	0.20	0.18
Depreciation, depletion and amortization	12.28	12.18
General and administrative expenses	3.41	2.83

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended March 31, 2026 were $0.7 million higher, and $0.25 per boe lower, than the three months ended March 31, 2025. The increase was due to an increase in surface repair and maintenance and compression associated with higher well count. The decrease in lease operating expenses per boe was due to higher production.

Gathering, transportation and processing (“GTP”) costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The GTP costs for the three months ended March 31, 2026 were $3.3 million, or $0.25 per boe, higher, than the three months ended March 31, 2025 driven by higher production and changes to certain gathering and processing contracts, which resulted in a higher portion of Magnolia’s GTP costs being recognized as expense versus a reduction to Magnolia’s natural gas revenues.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended March 31, 2026 were $3.7 million, or $0.53 per boe, lower than the three months ended March 31, 2025. The decrease in taxes other than income was primarily due to a decrease in ad valorem taxes as a result of lower market valuations and a decrease in production taxes as a result of severance tax refunds.

Depreciation, depletion and amortization (“DD&A”) during the three months ended March 31, 2026 was $7.5 million, or $0.10 per boe, higher than the three months ended March 31, 2025. The increase in DD&A was primarily due to higher production. The slight increase in the DD&A rate period over period was primarily due to acquisitions made during 2026.

General and administrative expenses (“G&A”) consists primarily of salaries and related benefits, stock based compensation, office rent, legal and consulting fees, system costs and other administrative costs incurred. The table below reflects the Company’s G&A for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
General and administrative expenses	$20,160	$18,696
Stock based compensation	11,284	5,892
Total general and administrative expenses	$31,444	$24,588

G&A during the three months ended March 31, 2026 were $6.9 million, or $0.58 per boe, higher, than the three months ended March 31, 2025. The increase in G&A was primarily due to increased stock based compensation expense as a result of higher grant date fair values, accelerated vesting of certain awards, and changes in expected payouts for the Company’s performance share unit awards.

Income Tax Expense

The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Current income tax expense	$3,998	$12,795
Deferred income tax expense	16,890	12,342
Income tax expense	$20,888	$25,137

For the three months ended March 31, 2026, income tax expense was $4.2 million lower than the three months ended March 31, 2025 driven by an $8.8 million decrease in current income tax expense and offset by a $4.6 million increase in deferred income tax expense. The decrease in total tax expense was primarily due to a decrease in income before income taxes and an increase in the discrete impact from stock based compensation that vested during the three months ended March 31, 2026 compared to March 31, 2025. Accelerated deductions as a result of the passage of the One Big Beautiful Bill Act resulted in lower current tax expense and higher deferred tax expense. See Note 9— Income Taxes in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of March 31, 2026, the Company had $400.0 million of principal debt related to the Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of March 31, 2026, the Company had $574.4 million of liquidity comprised of the $450.0 million of borrowing capacity under the RBL Facility, and $124.4 million of cash and cash equivalents.

Cash and Cash Equivalents

At March 31, 2026, Magnolia had $124.4 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$197,616	$224,490

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(154,990)	$(24,144)
Additions to oil and natural gas properties	(128,427)	(131,168)
Changes in working capital associated with additions to oil and natural gas properties	27,447	9,210
Class A Common Stock repurchases	(33,277)	(52,393)
Class B Common Stock purchases and cancellations	(19,793)	—
Dividends paid	(30,473)	(28,911)
Distributions to noncontrolling interest owners	(911)	(829)
Other	395	(8,746)
Net uses of cash and cash equivalents	(340,029)	(236,981)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(142,413)	$(12,491)
Sources of Cash and Cash Equivalents

Net Cash Provided by Operating Activities

Operating cash flows are the Company’s primary source of liquidity and are impacted, in the short-term and long-term, by oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of certain non-cash expenses such as DD&A, stock based compensation, amortization of deferred financing costs, asset retirement obligations accretion, and deferred taxes.

Net cash provided by operating activities totaled $197.6 million and $224.5 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, cash provided by operating activities decreased due to lower realized NGL prices and the timing of receipts and payments, partially offset by increased production and the receipt of tax refunds.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions totaling $155.0 million and $24.1 million during the three months ended March 31, 2026 and 2025, respectively.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Drilling and completion	$128,687	$130,439
Leasehold acquisition costs	(260)	729
Total capital expenditures	$128,427	$131,168

During the first quarter of 2026, Magnolia operated two rigs. The activity during the first quarter of 2026 was largely driven by the number of operated and non-operated drilling rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of March 31, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During each of the three months ended March 31, 2026 and 2025, the Company repurchased 1.2 million and 2.2 million shares for a total cost of approximately $32.1 million and $52.0 million, respectively.

During the three months ended March 31, 2025, Magnolia LLC repurchased and subsequently canceled 0.7 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $19.8 million of cash consideration. As of March 31, 2026, Magnolia owned 100.0% of the interest in Magnolia LLC.

During the three months ended March 31, 2026, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $30.5 million. Additionally, $0.9 million was distributed to the Magnolia LLC Unit Holders. During the three months ended March 31, 2025, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $28.9 million. Additionally, $0.8 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At March 31, 2026, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the three months ended March 31, 2026 would have increased (decreased) the Company’s revenues by approximately $14.6 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the three months ended March 31, 2026 would have increased (decreased) the Company’s revenues by approximately $7.0 million on an annualized basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. There have been no material changes to the Company’s risk factors since its 2025 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2026 - January 31, 2026	500,000	$23.19	500,000	2,373,131
February 1, 2026 - February 28, 2026	473,766	26.47	473,766	11,899,365
March 1, 2026 - March 31, 2026	261,234	30.38	261,234	11,638,131
Total	1,235,000	$25.97	1,235,000	11,638,131
(1)As of December 31, 2025, the Company’s board of directors had authorized a share repurchase program of up to 50.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. On February 5, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 10.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 60.0 million shares.

During the three months ended March 31, 2026, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 0.7 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $19.8 million at an average price of $26.39 per share. For further detail, see Note 10—Stockholders’ Equity in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2026, no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

10.1*
Form of 2026 Restricted Stock Unit Grant Notice and attached Restricted Stock Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.23 filed with the Annual Report on Form 10-K, filed on February 12, 2026 (File No. 001-38083)).

10.2*
Form of 2026 Performance Share Unit Grant Notice and attached Performance Share Unit Agreement under the Magnolia Oil & Gas Corporation Long Term Incentive Plan and Amendment to Certain Outstanding Performance Share Units (incorporated herein by reference to Exhibit 10.23 filed with the Annual Report on Form 10-K, filed on February 12, 2026 (File No. 001-38083)).

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

MAGNOLIA OIL & GAS CORPORATION

Date: May 7, 2026	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)