Form 10-Q
period 2026-06-30
Magnolia Oil & Gas Corp
filed 2026-08-06
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2026, there were 236,968,592 shares of Class A Common Stock, $0.0001 par value per share outstanding.

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

“RBL Facility.” Second amended and restated senior secured reserve-based revolving credit facility, entered into on November 13, 2024, by and among Magnolia Operating, as the borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swingline lender.

“2032 Senior Notes.” 6.875% Senior Notes due 2032.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$295,938	$266,785
Trade receivables	159,465	116,530
Joint interest receivables	29,742	33,952
Income tax receivable	—	24,291
Other current assets	3,443	877
Total current assets	488,588	442,435
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	5,359,857	4,957,292
Other	23,056	20,618
Accumulated depreciation, depletion and amortization	(2,783,748)	(2,553,758)
Total property, plant and equipment, net	2,599,165	2,424,152
OTHER ASSETS
Other long-term assets	52,831	36,505
TOTAL ASSETS	$3,140,584	$2,903,092
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$173,062	$177,568
Other current liabilities (Note 6)	135,489	110,462
Total current liabilities	308,551	288,030
LONG-TERM LIABILITIES
Long-term debt, net	393,636	393,251
Asset retirement obligations, net of current	189,293	186,038
Deferred tax liabilities	65,109	20,674
Other long-term liabilities	37,118	15,926
Total long-term liabilities	685,156	615,889
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 234,341 shares issued and 183,703 shares outstanding in 2026 and 228,908 shares issued and 181,230 shares outstanding in 2025	24	23
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 0 shares issued and outstanding in 2026 and 5,523 shares issued and outstanding in 2025	—	1
Additional paid-in capital	1,971,371	1,903,459
Treasury Stock, at cost, 50,638 shares and 47,678 shares in 2026 and 2025, respectively	(1,010,065)	(928,662)
Retained earnings	1,187,102	966,747
Accumulated other comprehensive loss	(1,555)	(1,610)
Noncontrolling interest	—	59,215
Total equity	2,146,877	1,999,173
TOTAL LIABILITIES AND EQUITY	$3,140,584	$2,903,092
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Oil revenues	$373,759	$226,345	$631,088	$471,879
Natural gas revenues	39,669	42,850	91,469	94,218
Natural gas liquids revenues	65,383	49,786	114,765	103,185
Total revenues	478,811	318,981	837,322	669,282
OPERATING EXPENSES
Lease operating expenses	48,409	43,590	96,160	90,665
Gathering, transportation and processing	17,202	16,489	35,410	31,442
Taxes other than income	22,757	18,802	39,144	38,907
Exploration expenses	213	363	1,955	711
Asset retirement obligations accretion	1,862	1,563	3,719	3,119
Depreciation, depletion and amortization	116,516	107,082	229,874	212,935
General and administrative expenses	29,151	23,278	60,595	47,867
Transaction related costs	3,200	—	3,200	—
Total operating expenses	239,310	211,167	470,057	425,646

OPERATING INCOME	239,501	107,814	367,265	243,636

OTHER EXPENSE
Interest expense, net	(6,720)	(5,604)	(12,724)	(10,856)
Other income (expense), net	(379)	(244)	(415)	971
Total other expense, net	(7,099)	(5,848)	(13,139)	(9,885)

INCOME BEFORE INCOME TAXES	232,402	101,966	354,126	233,751
Income tax expense	50,626	20,938	71,514	46,075
NET INCOME	181,776	81,028	282,612	187,676
LESS: Net income attributable to noncontrolling interest	—	2,911	1,011	6,632
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$181,776	$78,117	$281,601	$181,044

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.97	$0.41	$1.51	$0.95
Diluted	$0.97	$0.41	$1.51	$0.95
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	184,574	186,518	183,924	187,579
Diluted	184,586	186,530	183,936	187,591

COMPREHENSIVE INCOME:
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$181,776	$78,117	$281,601	$181,044
Other comprehensive income, net of tax:
Postretirement benefits	32	—	55	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$181,808	$78,117	$281,656	$181,044
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended June 30, 2025	Shares	Value	Shares	Value		Shares	Value
Balance, March 31, 2025	228,627	$23	5,523	$1	$1,878,837	40,958	$(773,673)	$828,607	$—	$1,933,795	$55,529	$1,989,324
Stock based compensation expense, net of forfeitures	—	—	—	—	6,586	—	—	—	—	6,586	195	6,781
Common stock issued related to stock based compensation and other, net	46	—	—	—	(95)	—	—	—	—	(95)	(3)	(98)
Changes in ownership interest adjustment	—	—	—	—	785	—	—	—	—	785	(785)	—
Class A Common Stock repurchases	—	—	—	—	—	2,210	(48,683)	—	—	(48,683)	—	(48,683)
Dividends declared ($0.150 per share)	—	—	—	—	—	—	—	(28,350)	—	(28,350)	—	(28,350)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(1,014)	(1,014)
Adjustment to deferred taxes	—	—	—	—	(165)	—	—	—	—	(165)	—	(165)
Tax impact of equity transactions	—	—	—	—	—	—	(477)	—	—	(477)	—	(477)
Net income	—	—	—	—	—	—	—	78,117	—	78,117	2,911	81,028
Balance, June 30, 2025	228,673	$23	5,523	$1	$1,885,948	43,168	$(822,833)	$878,374	$—	$1,941,513	$56,833	$1,998,346

For the Three Months Ended June 30, 2026
Balance, March 31, 2026	234,287	$24	—	$—	$1,962,082	48,913	$(960,737)	$1,036,099	$(1,587)	$2,035,881	$—	$2,035,881
Stock based compensation expense, net of forfeitures	—	—	—	—	9,401	—	—	—	—	9,401	—	9,401
Common stock issued related to stock based compensation and other, net	54	—	—	—	(112)	—	—	—	—	(112)	—	(112)
Class A Common Stock repurchases	—	—	—	—	—	1,725	(49,328)	—	—	(49,328)	—	(49,328)
Dividends declared ($0.165 per share)	—	—	—	—	—	—	—	(30,773)	—	(30,773)	—	(30,773)
Net income	—	—	—	—	—	—	—	181,776	—	181,776	—	181,776
Other comprehensive income	—	—	—	—	—	—	—	—	32	32	—	32
Balance, June 30, 2026	234,341	$24	—	$—	$1,971,371	50,638	$(1,010,065)	$1,187,102	$(1,555)	$2,146,877	$—	$2,146,877
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Six Months Ended June 30, 2025	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2024	228,164	$23	5,523	$1	$1,880,243	38,808	$(721,279)	$754,591	$—	$1,913,579	$53,747	$1,967,326
Stock based compensation expense, net of forfeitures	—	—	—	—	11,514	—	—	—	—	11,514	340	11,854
Common stock issued related to stock based compensation and other, net	509	—	—	—	(4,810)	—	—	—	—	(4,810)	(142)	(4,952)
Modification and cash-settlement of stock based compensation	—	—	—	—	(3,157)	—	—	—	—	(3,157)	—	(3,157)
Changes in ownership interest adjustment	—	—	—	—	1,902	—	—	—	—	1,902	(1,902)	—
Class A Common Stock repurchases	—	—	—	—	—	4,360	(100,661)	—	—	(100,661)	—	(100,661)
Dividends declared ($0.30 per share)	—	—	—	—	—	—	—	(57,261)	—	(57,261)	—	(57,261)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(1,842)	(1,842)
Adjustment to deferred taxes	—	—	—	—	256	—	—	—	—	256	—	256
Tax impact of equity transactions	—	—	—	—	—	—	(893)	—	—	(893)	—	(893)
Net income	—	—	—	—	—	—	—	181,044	—	181,044	6,632	187,676
Balance, June 30, 2025	228,673	$23	5,523	$1	$1,885,948	43,168	$(822,833)	$878,374	$—	$1,941,513	$56,833	$1,998,346

For the Six Months Ended June 30, 2026
Balance, December 31, 2025	228,908	$23	5,523	$1	$1,903,459	47,678	$(928,662)	$966,747	$(1,610)	$1,939,958	$59,215	$1,999,173
Stock based compensation expense, net of forfeitures	—	—	—	—	17,514	—	—	—	—	17,514	55	17,569
Common stock issued related to stock based compensation and other, net	660	—	—	—	(8,068)	—	—	—	—	(8,068)	—	(8,068)
Changes in ownership interest adjustment	—	—	—	—	39,577	—	—	—	—	39,577	(39,577)	—
Class A Common Stock repurchases	—	—	—	—	—	2,960	(81,403)	—	—	(81,403)	—	(81,403)
Class B Common Stock purchase and cancellations	—	—	(750)	—	—	—	—	—	—	—	(19,793)	(19,793)
Conversion of Class B Common Stock to Class A Common Stock	4,773	1	(4,773)	(1)	—	—	—	—	—	—	—	—
Dividends declared ($0.33 per share)	—	—	—	—	—	—	—	(61,246)	—	(61,246)	—	(61,246)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(911)	(911)
Adjustment to deferred taxes	—	—	—	—	(8,311)	—	—	—	—	(8,311)	—	(8,311)
Tax impact of equity transactions	—	—	—	—	27,200	—	—	—	—	27,200	—	27,200
Net income	—	—	—	—	—	—	—	281,601	—	281,601	1,011	282,612
Other comprehensive income	—	—	—	—	—	—	—	—	55	55	—	55
Balance, June 30, 2026	234,341	$24	—	$—	$1,971,371	50,638	$(1,010,065)	$1,187,102	$(1,555)	$2,146,877	$—	$2,146,877
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$282,612	$187,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	229,874	212,935
Asset retirement obligations accretion	3,719	3,119
Amortization of deferred financing costs	1,099	1,072
Deferred income tax expense	65,086	29,153
Gain on revaluation of contingent consideration	—	(4,004)
Stock based compensation	21,885	13,852
Other	4,261	2,875
Changes in operating assets and liabilities:
Accounts receivable	(38,724)	(13,732)
Accounts payable	(4,593)	(15,525)
Accrued liabilities	(4,228)	13,248
Other assets and liabilities, net	20,651	(7,481)
Net cash provided by operating activities	581,642	423,188
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(156,209)	(39,653)
Additions to oil and natural gas properties	(253,557)	(231,455)
Changes in working capital associated with additions to oil and natural gas properties	25,208	2,770
Other investing	6,578	5,771
Net cash used in investing activities	(377,980)	(262,567)
CASH FLOW FROM FINANCING ACTIVITIES
Class A Common Stock repurchases	(82,606)	(100,932)
Class B Common Stock purchases and cancellations	(19,793)	—
Dividends paid	(61,246)	(57,261)
Distributions to noncontrolling interest owners	(911)	(1,842)
Other financing activities	(9,953)	(8,874)
Net cash used in financing activities	(174,509)	(168,909)

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,153	(8,288)
Cash and cash equivalents – Beginning of period	266,785	260,049
Cash and cash equivalents – End of period	$295,938	$251,761
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

2. Summary of Significant Accounting Policies

As of June 30, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2025 Form 10-K.

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

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $159.5 million as of June 30, 2026 and $116.5 million as of December 31, 2025. For further detail regarding the Company’s revenue recognition policies, please refer to Note 2—Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2025 Form 10-K.

4. Acquisitions

During the six months ended June 30, 2026 and June 30, 2025, the Company completed various bolt-on property acquisitions of certain oil and natural gas assets totaling $156.2 million and $39.7 million, respectively. All acquisitions were settled in cash and accounted for as asset acquisitions.

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

Recurring Fair Value Measurements

Long-Term Debt

The fair value of the 2032 Senior Notes at June 30, 2026 and December 31, 2025 was $407.4 million and $412.4 million, respectively. The fair value is based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy. The carrying value of the 2032 Senior Notes, net of unamortized deferred financing costs, was $393.6 million and $393.3 million as of June 30, 2026 and December 31, 2025, respectively, and is included in “Long-term debt, net” on the Company’s consolidated balance sheets.

Liability-Classified Stock Based Compensation

The fair value of the liability for future cash-settled stock based compensation was $7.6 million and $5.6 million as of June 30, 2026 and December 31, 2025, respectively, and is included in “Other current liabilities” and “Other long-term liabilities” on the Company’s consolidated balance sheets. The fair value of the liability for future cash-settled stock based compensation is estimated using observable market data (the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group) and Monte Carlo simulation models, which is considered a Level 2 input in the fair value hierarchy.

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. Specifically, equity-classified stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 11—Stock Based Compensation. There were no other material nonrecurring fair value measurements as of June 30, 2026 or December 31, 2025.

6. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities as of the periods presented:

(In thousands)	June 30, 2026	December 31, 2025
Accrued capital expenditures	$46,586	$21,378
Current operating lease liabilities	19,495	18,212
Other	69,408	70,872
Total other current liabilities	$135,489	$110,462
7. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	June 30, 2026	December 31, 2025
Revolving credit facility	$—	$—
Senior Notes due 2032	400,000	400,000
Total long-term debt	400,000	400,000

Less: Unamortized deferred financing cost	(6,364)	(6,749)
Long-term debt, net	$393,636	$393,251

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

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of unused lender commitments then in effect. The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than 3.50 to 1.00 and a current ratio of greater than 1.00 to 1.00. As of June 30, 2026, the Company was in compliance with all covenants under the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of five years from November 2024 to November 2029 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included in “Other long-term assets” on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Company recognized interest expense related to the RBL Facility of $0.8 million for each of the three months ended June 30, 2026 and 2025, and $1.6 million for each of the six months ended June 30, 2026 and 2025.

The Company did not have any outstanding borrowings under the RBL Facility as of June 30, 2026.

Senior Notes

On November 26, 2024, the Issuers issued and sold $400.0 million aggregate principal amount of 2032 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2032 Senior Notes were issued under the Indenture, dated as of November 26, 2024 (the “2032 Notes Indenture”), by and among the Issuers, the Company, the guarantors named therein, and Regions Bank, as trustee. The 2032 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia LLC, Magnolia Oil & Gas Holdings LLC, and Magnolia Intermediate and may be guaranteed by certain future subsidiaries of the Company. The 2032 Senior Notes will mature on December 1, 2032 and bear interest at the rate of 6.875% per annum.

Deferred financing costs are amortized using the effective interest method over the term of the 2032 Senior Notes and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included as a reduction to the carrying value of the 2032 Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Company recognized interest expense related to the 2032 Senior Notes of $7.1 million for each of the three months ended June 30, 2026 and 2025, and $14.1 million for each of the six months ended June 30, 2026 and 2025.

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

The Company recognized a gain of $2.7 million and $4.0 million on the revaluation of the contingent consideration for the three and six months ended June 30, 2025, respectively. Gains and losses on revaluation are included in “Other income (expense), net” on the Company’s consolidated statements of operations.

9. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Current:
Federal	$2,146	$3,854	$5,997	$16,000
State	284	272	431	922
Total current	2,430	4,126	6,428	16,922
Deferred:
Federal	46,960	16,139	62,945	27,919
State	1,236	673	2,141	1,234
Total deferred	48,196	16,812	65,086	29,153
Income tax expense	$50,626	$20,938	$71,514	$46,075

The Company is subject to U.S. federal income tax, Texas state margin tax, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 were 21.8% and 20.5%, respectively, and 20.2% and 19.7% for the six months ended June 30, 2026 and 2025, respectively. The primary differences between the annual effective tax rates and the statutory rate of 21.0% are state taxes, tax credits, and income attributable to noncontrolling interest.

On July 4, 2025, the U.S. enacted legislation referred to as the One Big Beautiful Bill Act, which contains certain significant changes to U.S. corporate income tax laws and is generally effective for tax years beginning after December 31, 2024. These changes include, among others, the immediate deduction of domestic research and development (“R&D”) expenses, the option to retroactively deduct previously capitalized R&D expenses, and 100% bonus depreciation for property acquired after January 19, 2025. The impacts are reflected in the Company’s income tax provision for the three and six months ended June 30, 2026, which resulted in a decrease in current tax expense offset by an increase in deferred tax expense.

10. Stockholders’ Equity

Class A Common Stock

At June 30, 2026, there were 234.3 million shares of Class A Common Stock issued and 183.7 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

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

Noncontrolling interest in Magnolia’s consolidated subsidiaries includes amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders. As of June 30, 2026, the aforementioned transactions eliminated the Company’s noncontrolling interest and Magnolia owned 100.0% of the interest in Magnolia LLC.

Share Repurchase Program

As of June 30, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s Amended Insider Trading and Regulation FD Policy. The share repurchase program does not require purchases to be made within a particular time frame. The Company had repurchased 50.1 million shares under the program at a cost of $994.7 million and had 9.9 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2026.

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

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the six months ended June 30, 2026 and the year ended December 31, 2025, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
May 12, 2026	June 1, 2026	$0.165	$30,773	$30,773	$—
February 10, 2026	March 2, 2026	$0.165	$31,384	$30,473	$911
November 10, 2025	December 1, 2025	$0.150	$28,583	$27,754	$829
August 11, 2025	September 2, 2025	$0.150	$28,910	$28,081	$829
May 12, 2025	June 2, 2025	$0.150	$29,179	$28,350	$829
February 14, 2025	March 3, 2025	$0.150	$29,740	$28,911	$829
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

11. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of June 30, 2026. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance share units (“PSU”) to eligible employees and directors to enhance the Company’s ability to attract, retain, and motivate persons who make important contributions to the Company by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock. The Company’s awards provide for accelerated vesting upon retirement under specific conditions.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses” and “Lease operating expenses” on the consolidated statements of operations and was $9.7 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and $21.9 million and $13.9 million for the six months ended June 30, 2026 and 2025, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the six months ended June 30, 2026 and 2025 was $6.1 million and $3.6 million, respectively.

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

Equity-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested equity-classified RSU, PRSU, and PSU activity for the six months ended June 30, 2026.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Share Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025 (1)	1,600,848	$21.99	3,565	$21.98	514,212	$22.94
Granted	835,274	26.27	—	—	211,333	36.65
Adjusted for performance multiple (2)	—	—	—	—	52,553	24.69
Vested	(761,490)	21.83	(3,565)	21.98	(182,435)	24.69
Forfeited	(10,188)	23.58	—	—	—	—
Unvested at June 30, 2026	1,664,444	$24.20	—	$—	595,663	$27.43
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
The weighted average grant date fair values of the RSUs and PSUs granted during the six months ended June 30, 2025 were $22.82 and $19.87 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair values of RSUs that vested during the six months ended June 30, 2026 and 2025 were $21.7 million and $11.9 million, respectively. Unrecognized compensation expense related to unvested RSUs as of June 30, 2026 was $27.4 million, which the Company expects to recognize over a weighted average period of 2.1 years.

Performance Restricted Stock Units and Performance Share Units

The Company previously granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest and settle either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair value of PRSUs that vested during the six months ended June 30, 2026 and June 30, 2025 was $0.1 million and $5.4 million, respectively.

The Company grants equity-classified PSUs to certain employees. Each equity-classified PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 200% of the target number of the equity-classified PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the equity-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the equity-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. The aggregate fair value of equity-classified PSUs that vested during the six months ended June 30, 2026 was $4.8 million. Unrecognized compensation expense related to unvested equity-classified PSUs as of June 30, 2026 was $7.1 million, which the Company expects to recognize over a weighted average period of 2.0 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the equity-classified PSUs granted during the respective periods.

	Six Months Ended
Equity-classified PSU Grant Date Fair Value Assumptions	June 30, 2026	June 30, 2025
Expected term (in years)	2.90	2.88
Expected volatility	33.20%	38.62%
Risk-free interest rate	3.48%	4.28%
Dividend yield	2.87%	2.37%

Liability-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested liability-classified PSU activity for the six months ended June 30, 2026.

Performance Share Units
Unvested at December 31, 2025	280,459
Granted	101,620
Adjusted for performance multiple (1)	27,343
Vested	(94,921)
Forfeited	—
Unvested at June 30, 2026	314,501
(1)Upon completion of the performance period for the PSUs granted in 2023, a performance multiple of 140% was applied to each of the grants resulting in additional PSUs earned in 2026.

Performance Share Units

The Company grants liability-classified PSUs to certain employees. Each liability-classified PSU, to the extent earned, represents the contingent right to receive cash in lieu of each share of Class A Common Stock and the awardee may earn between zero and 200% of the target number of liability-classified PSUs granted based on the TSR of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the liability-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the liability-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. The aggregate fair value of liability-classified PSUs that vested during the six months ended June 30, 2026 was $2.3 million. Unrecognized compensation expense related to unvested liability-classified PSUs as of June 30, 2026 was $2.3 million, which the Company expects to recognize over a weighted average period of 1.5 years.

The following table summarizes the Monte Carlo simulation assumptions used to remeasure the fair value of the liability-classified PSUs during the six months ended June 30, 2026.

Liability-classified PSU Remeasurement Fair Value Assumptions	June 30, 2026
Expected term (in years)	0.5 - 2.51
Expected volatility	32.42% - 35.97%
Risk-free interest rate	3.93% - 4.06%
Dividend yield	2.30%

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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic:
Net income attributable to Class A Common Stock	$181,776	$78,117	$281,601	$181,044
Less: Dividends and net income allocated to participating securities	2,442	999	4,069	2,601
Net income, net of participating securities	$179,334	$77,118	$277,532	$178,443
Weighted average number of common shares outstanding during the period - basic	184,574	186,518	183,924	187,579
Net income per share of Class A Common Stock - basic	$0.97	$0.41	$1.51	$0.95

Diluted:
Net income attributable to Class A Common Stock	$181,776	$78,117	$281,601	$181,044
Less: Dividends and net income allocated to participating securities	2,442	999	4,069	2,601
Net income, net of participating securities	$179,334	$77,118	$277,532	$178,443
Weighted average number of common shares outstanding during the period - basic	184,574	186,518	183,924	187,579
Add: Dilutive effect of stock based compensation and other	12	12	12	12
Weighted average number of common shares outstanding during the period - diluted	184,586	186,530	183,936	187,591
Net income per share of Class A Common Stock - diluted	$0.97	$0.41	$1.51	$0.95
For the six months ended June 30, 2026, the Company excluded 1.3 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For both the three and six months ended June 30, 2025, the Company excluded 5.5 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

13. Related Party Transactions

For the six months ended June 30, 2026 and 2025, there were no material related party transactions with an entity that held more than 10% of the Company’s common stock or qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

14. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Supplemental cash items:
Cash paid (received) for income taxes, net	$(19,065)	$8,400
Cash paid for interest	14,636	14,573
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	46,586	34,515
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	28,544	19,184

15. Subsequent Events

WildFire Acquisition

On July 19, 2026 (the “WildFire Execution Date”), Magnolia Oil & Gas Corporation and Magnolia Operating entered into that certain Purchase and Sale Agreement (the “WildFire Purchase Agreement,” and the transactions contemplated thereby, the “WildFire Acquisition”) with WildFire Energy I LLC, a Delaware limited liability company, pursuant to which Magnolia Operating agreed to acquire 100% of the issued and outstanding limited liability company interests of WildFire Intermediate Holdings, LLC, a Delaware limited liability company (the “WildFire Acquisition”). The transaction is valued at approximately $4 billion. It was unanimously approved by the Magnolia’s Board of Directors. See Item 1A. Risk Factors for a discussion of risks related to the WildFire Acquisition.

The WildFire Acquisition will be funded with approximately $2.65 billion cash consideration, 32.2 million shares of Class A Common Stock, and the assumption of $600 million of WildFire’s 7.50% Senior Notes due 2029 (the “WildFire Notes”). The cash consideration will be comprised of cash on hand, the net proceeds from the issuance of the 2034 Senior Notes and the July 2026 Equity Offering, and borrowings under the Company’s revolving credit facility, each discussed below.

The WildFire Purchase Agreement contains customary representations, warranties and covenants by each of Magnolia and WildFire Seller (on behalf of itself and certain of its to be acquired subsidiaries). The WildFire Acquisition has an effective date of June 1, 2026 and is expected to close within approximately 45 days following the WildFire Execution Date, subject to satisfaction or waiver of certain customary closing conditions, including the accuracy of the representations and warranties of each party, compliance by each party in all material respects with its covenants and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The WildFire Purchase Agreement contains certain customary termination rights.

Third Amended and Restated RBL Facility

On July 19, 2026, Magnolia Operating executed a third amendment and restatement of its senior secured reserve-based revolving credit facility (the “Amended and Restated RBL Facility”) that amends the RBL Facility in its entirety, which upon the satisfaction of customary conditions, including the execution and delivery of definitive documentation with respect to the Amended and Restated RBL Facility and the consummation of the WildFire Acquisition, will provide for, among other things, maximum commitments in an aggregate principal amount of $2.25 billion with a letter of credit facility with a $100 million sublimit and a swingline facility with a $50 million sublimit, with an initial borrowing base of $2 billion and borrowing capacity of $1.75 billion that are subject to adjustments to the extent oil and gas assets are excluded from the WildFire Acquisition, and extend the maturity date to the earlier of (x) the fifth anniversary of the effectiveness of the Amended and Restated RBL Facility and (y) the date that is 91 days prior to the stated maturity date of the WildFire Notes (or, to the extent earlier than the fifth anniversary of the effectiveness of the Amended and Restated RBL Facility, the date that is 91 days prior to the stated maturity date of any indebtedness that refinances the WildFire Notes and that is permitted under the Amended and Restated RBL Facility) if the outstanding aggregate principal amount of such notes equals or exceeds $100 million on such date.

Bridge Facility Commitment Letter

On July 19, 2026, Magnolia Operating entered into a commitment letter (the “Commitment Letter”) among Magnolia Operating and the lenders party thereto, pursuant to which the lenders committed to provide up to $1.50 billion of senior unsecured loans under a senior 364-day unsecured bridge term loan facility (the “Bridge Facility”), subject to certain conditions. The Bridge Facility was intended solely as a backstop source of financing to support the consummation of the WildFire Acquisition in the event that permanent financing could not be obtained on acceptable terms. Because Magnolia Operating has obtained the financing necessary to fund the WildFire Acquisition, it does not expect to borrow under the Bridge Facility. Any borrowing under the Bridge Facility would have been subject to the satisfaction of customary conditions, including the execution and delivery of definitive documentation and the consummation of the WildFire Acquisition.

Equity Offering

On July 22, 2026, the Company completed an underwritten public offering of 53.3 million shares of its Class A Common Stock in which the Company received net cash proceeds of approximately $1.2 billion after underwriting discounts and commissions. The Company intends to use the net proceeds from this equity offering to fund a portion of the aggregate purchase price of the WildFire Acquisition or, if the WildFire Acquisition is not consummated, for general corporate purposes, including repayment of outstanding indebtedness and to fund capital expenditures.

Senior Notes Issuance

On August 5, 2026, Magnolia Operating and Magnolia Oil & Gas Finance Corp. issued $500 million of 6.625% senior notes due 2034 (the “2034 Senior Notes”) in a 144A private placement. The 2034 Senior Notes were issued at par resulting in aggregate net proceeds to the Company of approximately $492.5 million after deducting the debt issuance costs (excluding estimated offering expenses). The Company intends to use the net proceeds from the 2034 Senior Notes to fund a portion of the purchase price of the WildFire Acquisition. The 2034 Senior Notes mature on August 15, 2034 and pay interest at the rate of 6.625% per year, payable on February 15 and August 15 of each year. If (i) the consummation of the WildFire Acquisition does not occur on or before March 19, 2027 or (ii) prior thereto, Magnolia Operating notifies the trustee of the 2034 Senior Notes that it will not pursue the consummation of the WildFire Acquisition, Magnolia Operating will be required to redeem all notes then outstanding at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the date upon which such notes will be redeemed.

Derivatives

Subsequent to June 30, 2026, the Company entered into costless collar derivative contracts for a portion of the Company’s expected oil production. Production covered under these contracts includes 3.2 million barrels of oil in 2026 and 2.7 million barrels of oil in 2027, with established weighted average floor prices of $72.14 and $70.00 per barrel respectively, and weighted average ceiling prices of $91.09 and $83.28 per barrel, respectively.
Dividend Announcement

On July 29, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share of Class A Common Stock payable on September 1, 2026 to shareholders, as applicable, as of August 10, 2026.

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

•the actual consummation of the WildFire Acquisition and the expected timetable for completion thereof, the results, effects and benefits of the WildFire Acquisition, future opportunities for the Company, other plans and expectations with respect to the WildFire Acquisition, and the anticipated impact of the WildFire Acquisition on the Company’s results of operations, financial position, growth opportunities and competitive position;

•the integration of acquisitions, including the WildFire Acquisition; and

•the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks.

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified this Quarterly Report on Form 10-Q and in the reports that the Company has filed and may file with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 (the “2025 Form 10-K”).

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

Market Conditions Update

Commodity prices continue to experience volatility driven by geopolitical conflict, evolving global supply-demand dynamics, and macroeconomic uncertainty. Most notably, the military conflict involving Iran has materially disrupted global energy markets, including significantly constraining the movement of global crude oil and refined product exports through the Strait of Hormuz. These developments, together with the ongoing Russia-Ukraine conflict, OPEC and OPEC+ production decisions, and changes in sanctions and trade restrictions affecting major oil-producing countries such as Russia, Iran, and Venezuela, have increased the risk of supply interruptions and contributed to substantial price volatility and uncertainty in global energy markets.

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

Business Overview

As of June 30, 2026, Magnolia’s assets in South Texas included 60,187 gross (40,135 net) acres in the Karnes area, and 742,202 gross (562,544 net) acres in the Giddings area. As of June 30, 2026, Magnolia held an interest in approximately 2,920 gross (1,983 net) wells, with total production of 106.1 thousand and 104.3 thousand barrels of oil equivalent per day for the three and six months ended June 30, 2026, respectively.

Magnolia recognized net income attributable to Class A Common Stock of $181.8 million and $281.6 million, or $0.97 and $1.51 per diluted common share, for the three and six months ended June 30, 2026, respectively. Magnolia recognized net income of $181.8 million for the three months ended June 30, 2026. Magnolia recognized net income of $282.6 million, which includes noncontrolling interest of $1.0 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, Ltd., for the six months ended June 30, 2026.

During the six months ended June 30, 2026, the Company declared and paid cash dividends and distributions totaling $62.2 million.

As of June 30, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. The Company had repurchased 50.1 million shares under the program at a cost of $994.7 million and had 9.9 million shares of Class A Common Stock remaining under its share repurchase authorization as of June 30, 2026.

As of June 30, 2026, Magnolia owned 100.0% of the interest in Magnolia LLC.

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

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

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Production:
Oil (MBbls)	3,809	3,639	7,470	7,156
Natural gas (MMcf)	18,201	16,820	35,584	33,313
NGLs (MBbls)	2,812	2,496	5,484	4,920
Total (Mboe)	9,654	8,939	18,885	17,628

Average daily production:
Oil (Bbls/d)	41,855	39,990	41,269	39,536
Natural gas (Mcf/d)	200,016	184,840	196,599	184,048
NGLs (Bbls/d)	30,898	27,432	30,300	27,182
Total (boe/d)	106,089	98,229	104,336	97,394

Production (% of total):
Oil	40%	41%	40%	41%
Natural gas	31%	31%	31%	31%
NGLs	29%	28%	29%	28%

Revenues:
Oil revenues	$373,759	$226,345	$631,088	$471,879
Natural gas revenues	39,669	42,850	91,469	94,218
Natural gas liquids revenues	65,383	49,786	114,765	103,185
Total revenues	$478,811	$318,981	$837,322	$669,282

Revenues (% of total):
Oil	78%	71%	75%	71%
Natural gas	8%	13%	11%	14%
NGLs	14%	16%	14%	15%

Average Price:
Oil (per barrel)	$98.13	$62.20	$84.49	$65.94
Natural gas (per Mcf)	2.18	2.55	2.57	2.83
NGLs (per barrel)	23.25	19.94	20.93	20.97
Oil revenues for the three months ended June 30, 2026 were $147.4 million higher than the three months ended June 30, 2025. A 58% increase in average prices increased second quarter 2026 revenues by $130.8 million compared to the same period in the prior year, and a 5% increase in oil production increased revenues by $16.6 million. Oil revenues for the six months ended June 30, 2026 were $159.2 million higher than for the six months ended June 30, 2025. A 28% increase in average prices increased revenues for the six months ended June 30, 2026 by $132.7 million compared to the same period in the prior year, and a 4% increase in oil production increased revenues by $26.5 million.

Natural gas revenues for the three months ended June 30, 2026 were $3.2 million lower than the three months ended June 30, 2025. A 14% decrease in average prices decreased second quarter 2026 revenues by $6.2 million compared to the same period in the prior year, partially offset by an 8% increase in natural gas production that increased revenues by $3.0 million. Natural gas revenues for the six months ended June 30, 2026 were $2.7 million lower than the six months ended June 30, 2025. A 9% decrease in average prices decreased revenues for the six months ended June 30, 2026 by $8.5 million compared to the same period in the prior year, partially offset by a 7% increase in natural gas production that increased revenues by $5.8 million.

NGL revenues for the three months ended June 30, 2026 were $15.6 million higher than the three months ended June 30, 2025. A 17% increase in average prices increased second quarter 2026 revenues by $8.3 million compared to the same period in the prior year, and a 13% increase in NGL production increased revenues by $7.3 million. NGL revenues for the six months ended June 30, 2026 were $11.6 million higher than the six months ended June 30, 2025, almost entirely due to an increase in NGL production.

Operating Expenses and Other Expense

The following table summarizes the Company’s operating expenses and other expense for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands, except per unit data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating Expenses:
Lease operating expenses	$48,409	$43,590	$96,160	$90,665
Gathering, transportation and processing	17,202	16,489	35,410	31,442
Taxes other than income	22,757	18,802	39,144	38,907
Exploration expenses	213	363	1,955	711
Asset retirement obligations accretion	1,862	1,563	3,719	3,119
Depreciation, depletion and amortization	116,516	107,082	229,874	212,935
General and administrative expenses	29,151	23,278	60,595	47,867
Transaction related costs	3,200	—	3,200	—
Total operating expenses	$239,310	$211,167	$470,057	$425,646

Other Expense:
Interest expense, net	$(6,720)	$(5,604)	$(12,724)	$(10,856)
Other income (expense), net	(379)	(244)	(415)	971
Total other expense, net	$(7,099)	$(5,848)	$(13,139)	$(9,885)

Average Operating Costs per boe:
Lease operating expenses	$5.01	$4.88	$5.09	$5.14
Gathering, transportation and processing	1.78	1.84	1.88	1.78
Taxes other than income	2.36	2.10	2.07	2.21
Exploration expenses	0.02	0.04	0.10	0.04
Asset retirement obligations accretion	0.19	0.17	0.20	0.18
Depreciation, depletion and amortization	12.07	11.98	12.17	12.08
General and administrative expenses	3.02	2.60	3.21	2.72
Transaction related costs	0.33	—	0.17	—

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended June 30, 2026 were $4.8 million, or $0.13 per boe, higher than the three months ended June 30, 2025. Lease operating expenses for the six months ended June 30, 2026 were $5.5 million higher, and $0.05 per boe lower, than the six months ended June 30, 2025. The increase in both periods were due to higher workover activity and an increase in surface repair and maintenance and compression associated with higher well count.

Gathering, transportation and processing (“GTP”) costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing.

The GTP costs for the three months ended June 30, 2026 were $0.7 million higher, and $0.06 per boe lower, than the three months ended June 30, 2025. The GTP costs for the six months ended June 30, 2026 were $4.0 million, or $0.10 per boe, higher, than the six months ended June 30, 2025. The increase in GTP costs in both periods was driven by higher production and changes to certain gathering and processing contracts, which resulted in a higher portion of Magnolia’s GTP costs being recognized as expense versus a reduction to Magnolia’s natural gas revenues.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended June 30, 2026 were $4.0 million, or $0.26 per boe, higher than the three months ended June 30, 2025. Taxes other than income for the six months ended June 30, 2026 were $0.2 million higher, and $0.14 per boe lower, than the six months ended June 30, 2025. The increase in taxes other than income was primarily due to an increase in production taxes due to higher oil prices, partially offset by severance tax refunds and a decrease in ad valorem taxes as a result of lower market valuations.

Depreciation, depletion and amortization (“DD&A”) during the three months ended June 30, 2026 was $9.4 million, or $0.09 per boe, higher than the three months ended June 30, 2025. DD&A for the six months ended June 30, 2026 was $16.9 million, or $0.09 per boe, higher than the six months ended June 30, 2025. The increase in DD&A was primarily due to higher production. The slight increase in the DD&A rate period over period was primarily due to acquisitions made during 2026.

General and administrative expenses (“G&A”) consists primarily of salaries and related benefits, stock based compensation, office rent, legal and consulting fees, system costs and other administrative costs incurred. The table below reflects the Company’s G&A for the periods indicated:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
General and administrative expenses	$20,336	$16,848	$40,496	$35,545
Stock based compensation	8,815	6,430	20,099	12,322
Total general and administrative expenses	$29,151	$23,278	$60,595	$47,867

G&A during the three months ended June 30, 2026 were $5.9 million, or $0.42 per boe, higher, than the three months ended June 30, 2025. G&A expenses during the six months ended June 30, 2026 were $12.7 million, or $0.49 per boe, higher than the six months ended June 30, 2025. The increase in G&A was primarily due to increased stock based compensation expense as a result of higher grant date fair values, accelerated vesting of certain awards, and changes in expected payouts for the Company’s performance share unit awards. Other increases in G&A were primarily due to increased professional service fees, payroll costs, and rent expense.

Transaction related costs incurred during the three and six months ended June 30, 2026 relate to the WildFire Acquisition.

Income Tax Expense

The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Current income tax expense	$2,430	$4,126	$6,428	$16,922
Deferred income tax expense	48,196	16,812	65,086	29,153
Income tax expense	$50,626	$20,938	$71,514	$46,075

For the three months ended June 30, 2026, income tax expense was $29.7 million higher than the three months ended June 30, 2025 driven by a $31.4 million increase in deferred income tax expense and offset by a $1.7 million decrease in current income tax expense. Income tax expense during the six months ended June 30, 2026 was $25.4 million higher compared to the six months ended June 30, 2025, driven by a $35.9 million increase in deferred income tax expense and offset by a $10.5 million decrease in current income tax expense. The increase in total tax expense was primarily due to an increase in income before income taxes. Accelerated deductions as a result of the passage of the One Big Beautiful Bill Act resulted in lower current tax expense and higher deferred tax expense. See Note 9— Income Taxes in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of June 30, 2026, the Company had $400.0 million of principal debt related to the 2032 Senior Notes outstanding and no outstanding borrowings related to the RBL Facility. As of June 30, 2026, the Company had $745.9 million of liquidity comprised of the $450.0 million of borrowing capacity under the RBL Facility, and $295.9 million of cash and cash equivalents.

Cash and Cash Equivalents

At June 30, 2026, Magnolia had $295.9 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$581,642	$423,188

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(156,209)	$(39,653)
Additions to oil and natural gas properties	(253,557)	(231,455)
Changes in working capital associated with additions to oil and natural gas properties	25,208	2,770
Class A Common Stock repurchases	(82,606)	(100,932)
Class B Common Stock purchases and cancellations	(19,793)	—
Dividends paid	(61,246)	(57,261)
Distributions to noncontrolling interest owners	(911)	(1,842)
Other	(3,375)	(3,103)
Net uses of cash and cash equivalents	(552,489)	(431,476)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$29,153	$(8,288)
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

Net cash provided by operating activities totaled $581.6 million and $423.2 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, cash provided by operating activities primarily increased due to higher oil prices and increased production.

Uses of Cash and Cash Equivalents

Acquisitions

The Company made individually insignificant bolt-on acquisitions totaling $156.2 million and $39.7 million during the six months ended June 30, 2026 and 2025, respectively.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Drilling and completion	$124,964	$95,247	$253,651	$225,686
Leasehold acquisition costs	165	5,040	(94)	5,769
Total capital expenditures	$125,129	$100,287	$253,557	$231,455

During the second quarter of 2026, Magnolia operated two rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of June 30, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During each of the six months ended June 30, 2026 and 2025, the Company repurchased 3.0 million and 4.4 million shares for a total cost of approximately $81.4 million and $100.7 million, respectively.

During the six months ended June 30, 2026, Magnolia LLC repurchased and subsequently canceled 0.7 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $19.8 million of cash consideration. As of June 30, 2026, Magnolia owned 100.0% of the interest in Magnolia LLC.

During the six months ended June 30, 2026, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $61.2 million. Additionally, $0.9 million was distributed to the Magnolia LLC Unit Holders. During the six months ended June 30, 2025, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $57.3 million. Additionally, $1.7 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At June 30, 2026, the Company had no borrowings outstanding under the RBL Facility.

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the six months ended June 30, 2026 would have increased (decreased) the Company’s revenues by approximately $14.9 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the six months ended June 30, 2026 would have increased (decreased) the Company’s revenues by approximately $7.1 million on an annualized basis.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the below, please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”), and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on Magnolia’s business, results of operations, or financial condition. Except as provided below, there have been no material changes to the Company’s risk factors since its 2025 Form 10-K. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

Risks Related to the WildFire Acquisition

The WildFire Acquisition is subject to a number of conditions to the obligations of Magnolia and WildFire Energy I LLC (the “WildFire Seller”) to complete such acquisition, which, if not fulfilled, or not fulfilled in a timely manner, may result in termination of the WildFire Purchase Agreement.

The WildFire Purchase Agreement contains a number of conditions to the consummation of the WildFire Acquisition, including, among others:

•the expiration or termination of the applicable waiting period under the HSR Act (“HSR Approval”);
•the absence of orders or injunctions that prohibit the consummation of the applicable acquisition;
•subject to certain exceptions, the accuracy of representations and warranties with respect to Magnolia’s businesses and the WildFire Seller’s business, including, with respect to the WildFire Seller, representations and warranties regarding ownership and operation of the Seller, which generally must be true and correct as of the closing of the WildFire Purchase Agreement except for inaccuracies that would not, in the aggregate, have a material adverse effect; and
•subject to specified materiality thresholds in the WildFire Purchase Agreement, the aggregate values of title defects (less any offsetting title benefits), environmental defects, casualty losses, and exclusions related to the exercise of third-party consents or preferential purchase rights applicable to the WildFire Seller shall not exceed 15% of the unadjusted aggregate purchase price.

If any of these conditions are not satisfied or waived prior to October 13, 2026 (or if all such conditions other than the HSR Approval are satisfied or waived by October 13, 2026, prior to March 12, 2027), it is possible that the WildFire Purchase Agreement may be terminated. The WildFire Purchase Agreement may also be subject to termination if at any time a final, non-appealable order or injunction prohibits the consummation of the WildFire Acquisition. In addition, satisfying the conditions to and the consummation of the WildFire Acquisition may take longer and could cost more than Magnolia or the WildFire Seller expects. Many of the conditions to the consummation of the WildFire Acquisition are not within Magnolia’s control or the WildFire Seller’s control, and the parties cannot predict when or if these conditions will be satisfied. Any delay in completing the WildFire Acquisition may adversely affect the cost savings and other benefits that Magnolia expects to achieve if the WildFire Acquisition and the integration of the parties’ respective businesses are completed within the expected timeframe.

If the WildFire Acquisition is consummated, Magnolia may be unable to successfully integrate WildFire into the business or achieve the anticipated benefits of the WildFire Acquisition.

Magnolia’s ability to achieve the anticipated benefits of the WildFire Acquisition will depend in part upon whether the Company can integrate WildFire into the existing business in an efficient and effective manner. Magnolia may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including WildFire, requires an assessment of several factors, including:

•recoverable reserves;
•future natural gas and oil prices and their appropriate differentials;
•availability and cost of transportation of production to markets;
•availability and cost of drilling equipment and of skilled personnel;
•development and operating costs including access to water and potential environmental and other liabilities; and
•regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, Magnolia has performed a review of the subject properties that the Company believes to be generally consistent with industry practices. The review was based on the Company’s analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines. Data used in such review was furnished by the WildFire Seller or obtained from publicly available sources. Magnolia’s review may not reveal all existing or potential problems or permit the Company to fully assess the deficiencies and potential recoverable reserves for all of the acquired properties, and the reserves and production related to the WildFire Seller may differ materially after such data is reviewed further by Magnolia. Inspections will not always be performed on every well, and environmental conditions or issues are not necessarily observable even when an inspection is undertaken. Even when issues are identified, the WildFire Seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. Magnolia is often not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with WildFire, Magnolia is entitled to indemnification for only certain environmental liabilities. The integration process may be subject to delays or changed circumstances, and Magnolia can give no assurance that WildFire will perform in accordance with the Company’s expectations or that the Company’s expectations with respect to integration or cost savings as a result of the WildFire Acquisition will materialize.

In addition, to the extent the WildFire Acquisition is not consummated, the proceeds from this offering will be applied to reduce indebtedness which may ultimately be reborrowed.

Magnolia will incur significant transaction costs in connection with the WildFire Acquisition.

Magnolia has incurred and is expected to continue to incur a number of non-recurring costs associated with the WildFire Acquisition, combining the operations of WildFire with the Company and realizing the expected benefits. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors. Although the Company expects that the elimination of duplicative costs, as well as the realization of expected benefits related to the integration of WildFire, should allow Magnolia to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

Securities class action and derivative lawsuits may be brought against us in connection with the WildFire Acquisition, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition.

The pendency of the WildFire Acquisition could adversely affect Magnolia’s business, results of operations and financial condition.

The pendency of the WildFire Acquisition could cause disruptions in Magnolia’s business, which could have an adverse effect on Magnolia’s business, results of operations and financial condition. In particular, the attention of Magnolia’s management may be directed towards the WildFire Acquisition, including obtaining required approvals and other transaction-related considerations and may be diverted from our day-to-day business operations, and matters related to the WildFire Acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Any of these matters could adversely affect Magnolia’s business, or harm our results of operations, financial condition or cash flows, even after the WildFire Acquisition is consummated.

The benefits attributable to the WildFire Acquisition may vary from expectations.

Magnolia may fail to realize the anticipated benefits expected from the WildFire Acquisition. The success of the WildFire Acquisition will depend, in significant part, on Magnolia’s ability to successfully integrate WildFire, grow the Company’s revenue and realize the anticipated strategic benefits from the WildFire Acquisition. Magnolia believes that the addition of WildFire will complement the Company’s strategy by developing high-quality, low-cost assets. This growth and the anticipated benefits of the WildFire Acquisition may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. Additionally, the integration process may result in the disruption of ongoing business and there could be potential unknown liabilities and unforeseen expenses associated with the WildFire Acquisition that were not discovered in the course of performing due diligence. The integration may also require significant time and focus from management following the WildFire Acquisition which may disrupt Magnolia’s business and results of operations. If the Company is not able to realize the anticipated benefits expected from the WildFire Acquisition within the anticipated timing or at all, its business and operating results may be adversely affected.

The market price for Magnolia’s Class A Common Stock following the closing of the WildFire Acquisition may be affected by factors different from those that historically have affected or currently affect Magnolia’s Class A Common Stock.

Magnolia’s financial position may differ from the Company’s financial position before the completion of the WildFire Acquisition, and the results of operations of the Company following the consummation of the WildFire Acquisition may be affected by some factors that are different from those currently affecting the Company’s results of operations. Accordingly, the market price and performance of Magnolia’s Class A Common Stock is likely to be different from the performance of Magnolia’s Class A Common Stock in the absence of the WildFire Acquisition. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Magnolia’s Class A Common Stock, regardless of the Company’s actual operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2026 - March 31, 2026	1,235,000	$25.97	1,235,000	11,638,131
April 1, 2026 - April 30, 2026	435,000	$29.56	435,000	11,203,131
May 1, 2026 - May 31, 2026	715,000	28.85	715,000	10,488,131
June 1, 2026 - June 30, 2026	575,000	27.55	575,000	9,913,131
Total	2,960,000	$27.50	2,960,000	9,913,131
(1)The Company’s board of directors has authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame.

During the six months ended June 30, 2026, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 0.7 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $19.8 million at an average price of $26.39 per share. For further detail, see Note 10—Stockholders’ Equity in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2026, no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

2.1*†
Purchase and Sale Agreement, dated as of July 19, 2026 by and among Magnolia Oil & Gas Corporation and Magnolia Oil & Gas Operating LLC, as buyers, and WildFire Energy I LLC, as seller (incorporated herein by reference to Exhibit 2.1 file with the Current Report on Form 8-K filed on July 20, 2026 (File No. 001-38083)).

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

4.1*
Indenture, dated as of August 5, 2026, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Finance Corp., the Guarantors named therein and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 file with the Current Report on Form 8-K filed on August 5, 2026 (File No. 001-38083)).

10.1*
Third Amended and Restated Credit Agreement, dated as of July 19, 2026, by and among Magnolia Oil & Gas Intermediate LLC, Magnolia Oil & Gas Operating LLC, the banks, financial institutions and other lending institutions party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 file with the Current Report on Form 8-K filed on July 20, 2026 (File No. 001-38083)).

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

MAGNOLIA OIL & GAS CORPORATION

Date: August 6, 2026	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)