Form 10-Q
period 2026-09-30
Magnolia Oil & Gas Corp
filed 2026-11-05
CIK 1698990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38083

Magnolia Oil & Gas Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware		81-5365682
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

990 Town and Country Blvd., Suite 900		77024
Houston,	Texas
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (713) 842-9050

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	MGY	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2026, there were 266,311,001 shares of Class A Common Stock, $0.0001 par value per share outstanding.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The following are definitions of certain other terms and conventions that are used in this Quarterly Report on Form 10-Q:

The “Company” or “Magnolia.” Magnolia Oil & Gas Corporation (either individually or together with its consolidated subsidiaries, as the context requires, including Magnolia Oil & Gas Holdings LLC, Magnolia LLC, Magnolia Intermediate, Magnolia Operating, Magnolia Midstream LLC, and Magnolia Oil & Gas Finance Corp.).

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

“Class A Common Stock.” Magnolia’s Class A Common Stock, par value $0.0001 per share.

“Class B Common Stock.” Magnolia’s Class B Common Stock, par value $0.0001 per share.

“Issuers.” Magnolia Operating and Magnolia Oil & Gas Finance Corp., a wholly owned subsidiary of Magnolia Operating, as it relates to the 2032 Senior Notes and 2034 Senior Notes.

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

“RBL Facility.” Senior secured reserve-based revolving credit facility, as amended and restated July 19, 2026.

“WildFire Acquisition.” On September 10, 2026, Magnolia Operating acquired 100% of the issued and outstanding limited liability company interests of WildFire Intermediate Holdings, LLC, a Delaware limited liability company.

“WildFire Senior Notes.” 7.500% Senior Notes due 2029, assumed in connection with the WildFire Acquisition.

“2032 Senior Notes.” 6.875% Senior Notes due 2032.

“2034 Senior Notes.” 6.625% Senior Notes due 2034.

“OPEC.” The Organization of the Petroleum Exporting Countries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Magnolia Oil & Gas Corporation
Consolidated Balance Sheets
(In thousands)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$17,493	$266,785
Trade receivables	322,921	116,530
Joint interest receivables	16,603	33,952
Income tax receivable	14,461	24,291
Other current assets	9,537	877
Total current assets	381,015	442,435
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties	9,803,175	4,957,292
Other	51,643	20,618
Accumulated depreciation, depletion and amortization	(2,931,637)	(2,553,758)
Total property, plant and equipment, net	6,923,181	2,424,152
OTHER ASSETS
Other long-term assets	72,686	36,505
TOTAL ASSETS	$7,376,882	$2,903,092
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$336,282	$177,568
Current derivative liabilities	170,810	—
Other current liabilities (Note 7)	238,946	110,462
Total current liabilities	746,038	288,030
LONG-TERM LIABILITIES
Long-term debt, net	1,937,799	393,251
Asset retirement obligations, net of current	291,922	186,038
Deferred tax liabilities	102,571	20,674
Other long-term liabilities	45,452	15,926
Total long-term liabilities	2,377,744	615,889
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Class A Common Stock, $0.0001 par value, 1,300,000 shares authorized, 319,850 shares issued and 266,912 shares outstanding in 2026 and 228,908 shares issued and 181,230 shares outstanding in 2025	32	23
Class B Common Stock, $0.0001 par value, 225,000 shares authorized, 0 shares issued and outstanding in 2026 and 5,523 shares issued and outstanding in 2025	—	1
Additional paid-in capital	4,100,328	1,903,459
Treasury Stock, at cost, 52,938 shares and 47,678 shares in 2026 and 2025, respectively	(1,070,261)	(928,662)
Retained earnings	1,224,523	966,747
Accumulated other comprehensive loss	(1,522)	(1,610)
Noncontrolling interest	—	59,215
Total equity	4,253,100	1,999,173
TOTAL LIABILITIES AND EQUITY	$7,376,882	$2,903,092
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Oil revenues	$393,674	$230,530	$1,024,763	$702,409
Natural gas revenues	43,446	43,169	134,915	137,386
Natural gas liquids revenues	75,444	51,236	190,208	154,422
Other revenues	1,326	—	1,326	—
Total revenues	513,890	324,935	1,351,212	994,217
OPERATING EXPENSES
Lease operating expenses	55,990	48,553	152,150	139,218
Gathering, transportation and processing	19,598	17,744	55,008	49,186
Taxes other than income	24,889	20,383	64,033	59,291
Exploration expenses	13,725	131	15,679	841
Asset retirement obligations accretion	2,513	1,838	6,232	4,957
Depreciation, depletion and amortization	147,863	110,618	377,737	323,552
General and administrative expenses	25,345	24,204	85,941	72,072
Transaction and integration costs	68,743	—	71,943	—
Other operating expenses	625	—	625	—
Total operating expenses	359,291	223,471	829,348	649,117

OPERATING INCOME	154,599	101,464	521,864	345,100

OTHER EXPENSE
Interest expense, net	(8,542)	(5,362)	(21,266)	(16,218)
Loss on derivatives, net	(41,287)	—	(41,287)	—
Other income (expense), net	(505)	(661)	(920)	309
Total other expense, net	(50,334)	(6,023)	(63,473)	(15,909)

INCOME BEFORE INCOME TAXES	104,265	95,441	458,391	329,191
Income tax expense	23,790	17,208	95,304	63,283
NET INCOME	80,475	78,233	363,087	265,908
LESS: Net income attributable to noncontrolling interest	—	2,777	1,011	9,409
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$80,475	$75,456	$362,076	$256,499

NET INCOME PER SHARE OF CLASS A COMMON STOCK
Basic	$0.35	$0.40	$1.79	$1.36
Diluted	$0.35	$0.40	$1.79	$1.36
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	230,629	184,737	199,664	186,621
Diluted	230,641	184,749	199,676	186,633

COMPREHENSIVE INCOME:
NET INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$80,475	$75,456	$362,076	$256,499
Other comprehensive income, net of tax:
Postretirement benefits	33	—	88	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CLASS A COMMON STOCK	$80,508	$75,456	$362,164	$256,499
The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Three Months Ended September 30, 2025	Shares	Value	Shares	Value		Shares	Value
Balance, June 30, 2025	228,673	$23	5,523	$1	$1,885,948	43,168	$(822,833)	$878,374	$—	$1,941,513	$56,833	$1,998,346
Stock based compensation expense, net of forfeitures	—	—	—	—	5,762	—	—	—	—	5,762	173	5,935
Common stock issued related to stock based compensation and other, net	221	—	—	—	4,858	—	—	—	—	4,858	(3)	4,855
Changes in ownership interest adjustment	—	—	—	—	780	—	—	—	—	780	(780)	—
Class A Common Stock repurchases	—	—	—	—	—	2,150	(51,419)	—	—	(51,419)	—	(51,419)
Dividends declared ($0.15 per share)	—	—	—	—	—	—	—	(28,081)	—	(28,081)	—	(28,081)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(829)	(829)
Adjustment to deferred taxes	—	—	—	—	(164)	—	—	—	—	(164)	—	(164)
Tax impact of equity transactions	—	—	—	—	—	—	(461)	—	—	(461)	—	(461)
Net income	—	—	—	—	—	—	—	75,456	—	75,456	2,777	78,233
Balance, September 30, 2025	228,894	$23	5,523	$1	$1,897,184	45,318	$(874,713)	$925,749	$—	$1,948,244	$58,171	$2,006,415

For the Three Months Ended September 30, 2026
Balance, June 30, 2026	234,341	$24	—	$—	$1,971,371	50,638	$(1,010,065)	$1,187,102	$(1,555)	$2,146,877	$—	$2,146,877
Stock based compensation expense, net of forfeitures	—	—	—	—	11,932	—	—	—	—	11,932	—	11,932
Common stock issued related to stock based compensation and other, net	43	—	—	—	(607)	—	—	—	—	(607)	—	(607)
Common stock issued in connection with acquisition	32,203	3	—	—	892,020	—	—	—	—	892,023	—	892,023
Public offering of common stock, net of issuance costs	53,263	5	—	—	1,225,612	—	—	—	—	1,225,617	—	1,225,617
Class A Common Stock repurchases	—	—	—	—	—	2,300	(60,196)	—	—	(60,196)	—	(60,196)
Dividends declared ($0.18 per share)	—	—	—	—	—	—	—	(43,054)	—	(43,054)	—	(43,054)
Net income	—	—	—	—	—	—	—	80,475	—	80,475	—	80,475
Other comprehensive income	—	—	—	—	—	—	—	—	33	33	—	33
Balance, September 30, 2026	319,850	$32	—	$—	$4,100,328	52,938	$(1,070,261)	$1,224,523	$(1,522)	$4,253,100	$—	$4,253,100

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2025	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2024	228,164	$23	5,523	$1	$1,880,243	38,808	$(721,279)	$754,591	$—	$1,913,579	$53,747	$1,967,326
Stock based compensation expense, net of forfeitures	—	—	—	—	17,276	—	—	—	—	17,276	513	17,789
Common stock issued related to stock based compensation and other, net	730	—	—	—	48	—	—	—	—	48	(146)	(98)
Modification and cash-settlement of stock based compensation	—	—	—	—	(3,157)	—	—	—	—	(3,157)	—	(3,157)
Changes in ownership interest adjustment	—	—	—	—	2,681	—	—	—	—	2,681	(2,681)	—
Class A Common Stock repurchases	—	—	—	—	—	6,510	(152,080)	—	—	(152,080)	—	(152,080)
Dividends declared ($0.45 per share)	—	—	—	—	—	—	—	(85,341)	—	(85,341)	—	(85,341)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(2,671)	(2,671)
Adjustment to deferred taxes	—	—	—	—	93	—	—	—	—	93	—	93
Tax impact of equity transactions	—	—	—	—	—	—	(1,354)	—	—	(1,354)	—	(1,354)
Net income	—	—	—	—	—	—	—	256,499	—	256,499	9,409	265,908
Balance, September 30, 2025	228,894	$23	5,523	$1	$1,897,184	45,318	$(874,713)	$925,749	$—	$1,948,244	$58,171	$2,006,415

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
For the Nine Months Ended September 30, 2026	Shares	Value	Shares	Value		Shares	Value
Balance, December 31, 2025	228,908	$23	5,523	$1	$1,903,459	47,678	$(928,662)	$966,747	$(1,610)	$1,939,958	$59,215	$1,999,173
Stock based compensation expense, net of forfeitures	—	—	—	—	29,447	—	—	—	—	29,447	55	29,502
Common stock issued related to stock based compensation and other, net	703	—	—	—	(8,676)	—	—	—	—	(8,676)	—	(8,676)
Changes in ownership interest adjustment	—	—	—	—	39,577	—	—	—	—	39,577	(39,577)	—
Common stock issued in connection with acquisition	32,203	3	—	—	892,020	—	—	—	—	892,023	—	892,023
Public offering of common stock, net of issuance costs	53,263	5	—	—	1,225,612	—	—	—	—	1,225,617	—	1,225,617
Class A Common Stock repurchases	—	—	—	—	—	5,260	(141,599)	—	—	(141,599)	—	(141,599)
Class B Common Stock purchase and cancellations	—	—	(750)	—	—	—	—	—	—	—	(19,793)	(19,793)
Conversion of Class B Common Stock to Class A Common Stock	4,773	1	(4,773)	(1)	—	—	—	—	—	—	—	—
Dividends declared ($0.51 per share)	—	—	—	—	—	—	—	(104,300)	—	(104,300)	—	(104,300)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	(911)	(911)
Adjustment to deferred taxes	—	—	—	—	(8,311)	—	—	—	—	(8,311)	—	(8,311)
Tax impact of equity transactions	—	—	—	—	27,200	—	—	—	—	27,200	—	27,200
Net income	—	—	—	—	—	—	—	362,076	—	362,076	1,011	363,087
Other comprehensive income	—	—	—	—	—	—	—	—	88	88	—	88
Balance, September 30, 2026	319,850	$32	—	$—	$4,100,328	52,938	$(1,070,261)	$1,224,523	$(1,522)	$4,253,100	$—	$4,253,100

The accompanying notes are an integral part of these consolidated financial statements.

Magnolia Oil & Gas Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$363,087	$265,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	377,737	323,552
Asset retirement obligations accretion	6,232	4,957
Amortization of deferred financing costs	1,616	1,619
Deferred income tax expense	104,538	78,650
Gain on revaluation of contingent consideration	—	(4,511)
Stock based compensation	31,692	21,167
Unrealized loss on derivatives, net	39,874	—
Other operating activities	6,483	2,647
Changes in operating assets and liabilities:
Accounts receivable	(7,783)	(17,279)
Accounts payable	16,019	131
Accrued liabilities	23,691	18,987
Other assets and liabilities, net	(12,565)	(25,585)
Net cash provided by operating activities	950,621	670,243
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(2,711,597)	(64,359)
Additions to oil and natural gas properties	(404,316)	(350,503)
Changes in working capital associated with additions to oil and natural gas properties	13,658	8,437
Other investing activities	43,697	5,782
Net cash used in investing activities	(3,058,558)	(400,643)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	1,225,617	—
Proceeds from revolving credit facility	535,000	—
Proceeds from issuance of long-term debt	500,000	—
Repayment of revolving credit facility	(100,000)	—
Class A Common Stock repurchases	(142,802)	(152,181)
Class B Common Stock purchases and cancellations	(19,793)	—
Dividends paid	(104,300)	(85,341)
Cash paid for debt issuance costs	(23,605)	—
Distributions to noncontrolling interest owners	(911)	(2,671)
Other financing activities	(10,561)	(8,971)
Net cash provided by (used in) financing activities	1,858,645	(249,164)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(249,292)	20,436
Cash and cash equivalents – Beginning of period	266,785	260,049
Cash and cash equivalents – End of period	$17,493	$280,485
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

Certain reclassifications of prior period financial statements have been made to conform to current reporting practices. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Company reflected a noncontrolling interest that represented the interest owned by the Magnolia LLC Unit Holders through their ownership of Magnolia LLC Units in the consolidated financial statements. The noncontrolling interest is presented as a component of equity. See Note 12—Stockholders’ Equity for further discussion of the noncontrolling interest.

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

2. Summary of Significant Accounting Policies

As of September 30, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2—Summary of Significant Accounting Policies of its consolidated financial statements contained in the Company’s 2025 Form 10-K, with the exception of Derivatives and Business Combinations as noted below.

Derivatives

Magnolia currently utilizes oil costless collars and swaps to reduce its exposure to price volatility for a portion of its oil production volumes. The Company’s policies do not permit the use of derivative instruments for speculative purposes. The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments are recorded immediately to earnings as “Loss on derivatives, net” on the Company’s consolidated statements of operations. The Company classifies cash settlements associated with derivative instruments, including derivative contracts acquired in business combinations, within operating activities in the Company’s consolidated statements of cash flows.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed measured at the estimated acquisition date fair value. Transaction and integration costs associated with business combinations are expensed as incurred.

The Company makes various assumptions in estimating the fair value of the assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions relate to the estimated fair value of proved and unproved oil and gas properties. The fair value of the oil and gas properties was calculated by a third party valuation expert using an income approach based on the net discounted future cash flows that utilized inputs requiring significant judgment and assumptions, including future production volumes based upon estimates of reserves prepared by the Company’s reserve engineers, future commodity prices (adjusted for basis differentials), future operating and development costs and a market-based weighted average cost of capital discount rate. In addition, when appropriate, the Company reviews comparable transactions between market participants for the purchase and sale of oil and gas properties within the same region to measure fair value, which illustrates the amount a willing buyer and seller would enter into in exchange for such properties.

The Company records goodwill for any amount of the consideration transferred in excess of the estimated fair value of the net assets acquired and a bargain purchase gain for any amount of the estimated fair value of net assets acquired in excess of the consideration transferred. Deferred taxes are recorded for any difference between the acquisition date fair value and the tax basis of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. The Company may adjust the provisional amounts recorded in a business combination during the measurement period which extends for up to one year after the acquisition date.

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

3. Revenue Recognition

Magnolia’s revenues include the sale of crude oil, natural gas, and NGLs. The Company has concluded that disaggregating revenue by product type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors and has reflected this disaggregation of revenue on the Company’s consolidated statements of operations for all periods presented. The Company’s receivables consist mainly of trade receivables from commodity sales and joint interest billings due from owners on properties the Company operates. Receivables from contracts with customers totaled $322.9 million as of September 30, 2026 and $116.5 million as of December 31, 2025. For further detail regarding the Company’s revenue recognition policies, please refer to Note 2—Summary of Significant Accounting Policies of the consolidated financial statements contained in the Company’s 2025 Form 10-K.

4. Acquisitions
WildFire Business Combination

    On September 10, 2026, the Company consummated that certain Purchase and Sale Agreement (the “WildFire Purchase Agreement” and the transactions contemplated thereby, the “WildFire Acquisition”) with WildFire Energy I LLC, a Delaware limited liability company (“WildFire Seller”), pursuant to which Magnolia Operating acquired 100% of the issued and outstanding limited liability company interests of WildFire Intermediate Holdings, LLC, a Delaware limited liability company (“WildFire”). It was unanimously approved by Magnolia’s board of directors. At the closing of the WildFire Acquisition, WildFire Seller received $2.6 billion cash consideration, 32.2 million shares of Class A Common Stock, and Magnolia assumed $600 million of WildFire’s 7.500% Senior Notes due 2029 (the “WildFire Senior Notes”).

Refer to Note 9—Long Term Debt and Note 12—Stockholders’ Equity for additional information regarding the debt and equity financing transactions related to the WildFire Acquisition.

The WildFire Acquisition was undertaken to expand the Company’s inventory of high-quality development opportunities, enhance its scale and operating position in South Texas, and extend the duration of its expected production, cash flow and returns-driven development program. The acquired assets are complementary to Magnolia’s existing operations and are expected to support long-term cash flow generation and capital efficiency.

    The WildFire Acquisition has been accounted for using the acquisition method. The acquisition method of accounting is based on ASC 805 “Business Combinations,” and uses the fair value concepts defined in ASC 820. ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date by the Company.

The purchase price allocation is preliminary and is based on information available as of the date of these financial statements. The Company is still finalizing the fair values of oil and natural gas properties, asset retirement obligations, certain working capital balances and the related final settlement statement adjustments. As additional information becomes available, the Company may adjust the preliminary allocation during the measurement period, which may last up to one year from the acquisition date. Any such adjustments could be material.

The purchase consideration for the WildFire Acquisition was as follows:

(In thousands)
Purchase Consideration:
Cash consideration	$2,570,165
Stock consideration (1)	892,023
Total purchase price consideration	$3,462,188
(1)On September 10, 2026, as part of the WildFire Acquisition, WildFire Seller received 32.2 million shares of Class A Common Stock valued at $27.70 per share, based on closing market price.

The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed on the acquisition date:

(In thousands)
Fair value of assets acquired
Cash and cash equivalents	$14,860
Trade receivables	179,140
Joint interest receivables	2,120
Other current assets	13,698
Oil and natural gas properties (1)
Proved	3,060,547
Unproved	1,274,059
Other property, plant and equipment	24,905
Other long-term assets	14,076
Total fair value of assets acquired	$4,583,405
Fair value of liabilities assumed
Accounts payable	$142,272
Current derivative liabilities	160,015
Other current liabilities	83,743
Asset retirement obligations, net of current	104,147
Long-term debt, net	618,784
Other long-term liabilities	12,256
Fair value of net assets acquired	$3,462,188
(1)The fair value measurements of oil and natural gas properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of oil and natural gas properties were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate.

No goodwill or bargain purchase gain was recognized in connection with the WildFire Acquisition, as the estimated fair value of the consideration transferred was equal to the estimated fair value of the identifiable net assets acquired. The WildFire Acquisition was treated as an asset acquisition for U.S. federal income tax purposes. Accordingly, the tax basis of the assets acquired and liabilities assumed approximates their fair values at the acquisition date, and no deferred income taxes were recognized in the preliminary purchase price allocation.

Transaction and Integration Costs

Transaction costs consist primarily of legal, advisory and other professional fees incurred in connection with the WildFire Acquisition. The integration costs are the incremental costs directly attributable to integrating the acquired operations, including consulting, system-conversion, employee severance and acquisition-related employee compensation and other transition-related costs.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2026
Transaction costs	$51,693	$54,893
Integration costs	17,050	17,050
Total transaction and integration costs	$68,743	$71,943

WildFire Revenues and Net Income

The WildFire Acquisition closed on September 10, 2026, and the results of operations of WildFire have been included in Magnolia’s consolidated statements of operations since September 11, 2026. Revenues and net income associated with the WildFire Acquisition for the period from September 11, 2026 through September 30, 2026 totaled $81.7 million and $22.2 million, respectively.

    Unaudited Pro Forma Operating Results

    The following unaudited pro forma combined financial information has been prepared as if the business combination and other related financing transactions had taken place on January 1, 2025, including $71.9 million of transaction and integration costs.

    The information reflects pro forma adjustments based on available information and assumptions that management believes are reasonable, including adjustments to reflect the acquisition-date fair values of assets acquired and liabilities assumed, the related impact on depletion expense associated with the fair-valued proved oil and gas properties, financing transactions completed in connection with the acquisition, and the estimated income tax effects of the pro forma adjustments. The unaudited pro forma financial information is not necessarily indicative of what would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor is it indicative of future results.

	(Unaudited Pro Forma)
	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenues	$760,991	$547,439	$2,234,483	$1,679,156
Net income attributable to Class A Common Stock	162,099	143,291	514,213	505,715

Other Acquisitions

During the nine months ended September 30, 2026 and September 30, 2025, the Company completed various other bolt-on property acquisitions of certain oil and natural gas assets totaling $156.3 million and $64.4 million, respectively. All other acquisitions were settled in cash and accounted for as asset acquisitions.

5. Derivative Instruments

Magnolia currently utilizes derivative instruments, such as costless collars and fixed price swaps, to achieve a more predictable cash flow by reducing its exposure to commodity price volatility for a portion of its oil production volumes. Commodity derivative contracts are thereby used to ensure adequate cash flow to fund the Company’s capital programs, reduce debt, and to manage returns on acquisitions and drilling programs. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company’s policies do not permit the use of derivative instruments for speculative purposes. A description of the Company’s derivative financial instruments is provided below:

Costless collars. Derivative instruments designed to limit the range of oil price fluctuations by establishing a floor and a ceiling price, allowing the Company to benefit from favorable market movements while protecting against adverse price declines.

Fixed price swaps. Derivative instruments designed to establish a fixed price for anticipated future oil production.

The Company has elected not to designate any of its derivative instruments as hedging instruments. Accordingly, changes in the fair value of the Company’s derivative instruments are recorded immediately to earnings as “Loss on derivatives, net” on the Company’s consolidated statement of operations. During the three and nine months ended September 30, 2026, the Company recognized a $39.9 million unrealized loss related to its derivative instruments. During the three and nine months ended September 30, 2026, the Company recognized a $1.4 million realized loss from the settlement of its derivative instruments. During the three and nine months ended September 30, 2026, derivative settlements totaled $20.4 million.

The Company had the following outstanding derivative contracts in place as of September 30, 2026:

	2026	2027
Crude oil derivative contracts:
Costless collars (1)
Notional volume (Bbl)	3,680,000	5,895,000
Weighted average floor price ($/Bbl)	$73.75	$70.38
Weighted average ceiling price ($/Bbl)	$90.97	$84.88

Fixed price swap contracts (2)
Notional volume (Bbl)	2,261,947	5,810,016
Weighted average fixed price ($/Bbl)	$63.85	$65.02
(1) All oil costless collars settle against the average of the prompt month Argus WTI Houston futures price.
(2) All oil fixed price swaps settle against the average of the prompt month NYMEX WTI futures price.

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

Recurring Fair Value Measurements

Long-Term Debt

At September 30, 2026 and December 31, 2025, the carrying value of borrowings under the RBL Facility approximated their fair value as they are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.

The following table summarizes the carrying values, net of unamortized deferred financing costs, and fair values of outstanding senior unsecured notes at September 30, 2026 and December 31, 2025 (in thousands). The fair values are based on unadjusted quoted prices in an active market, which is considered a Level 1 input in the fair value hierarchy.

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
7.500% Senior Notes due 2029	$618,479	$612,263	$—	$—
6.875% Senior Notes due 2032	393,833	396,662	393,251	412,443
6.625% Senior Notes due 2034	490,487	484,465	—	—

Liability-Classified Stock Based Compensation

The fair value of the liability for future cash-settled stock based compensation was $5.5 million and $5.6 million as of September 30, 2026 and December 31, 2025, respectively, and is included in “Other current liabilities” and “Other long-term liabilities” on the Company’s consolidated balance sheets. The fair value of the liability for future cash-settled stock based compensation is estimated using observable market data (the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group) and Monte Carlo simulation models, which is considered a Level 2 input in the fair value hierarchy.

Derivative Instruments

The fair values of the Company’s outstanding oil swaps and oil costless collar derivative instruments were measured using an industry-standard pricing model and were provided by a third party. The inputs used in the third-party pricing model included quoted forward prices for oil, the contracted volumes, volatility factors, and time to maturity, which are considered Level 2 inputs.

The Company’s derivative instruments outstanding as of September 30, 2026 were recorded at fair value within “Current derivative liabilities” and “other long-term liabilities” on the Company’s consolidated balance sheet. These fair values were recorded by netting asset and liability positions with the same counterparty and were subject to contractual terms that provided for net settlement.

The following table presents the classification of the outstanding derivative instruments and the fair value hierarchy table for the Company’s derivative assets and liabilities as of September 30, 2026 that were required to be measured at fair value on a recurring basis:

	Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value	Netting	Carrying Amount
September 30, 2026
Derivative assets:
Current assets	$—	$26,067	$—	$26,067	$(26,067)	$—
Long-term assets	—	—	—	—	—	—
Total derivative assets	$—	$26,067	$—	$26,067	$(26,067)	$—
Derivative liabilities:
Current liabilities	$—	$(196,877)	$—	$(196,877)	$26,067	$(170,810)
Long-term liabilities	—	(7,334)	—	(7,334)	—	(7,334)
Total derivative liabilities	$—	$(204,211)	$—	$(204,211)	$26,067	$(178,144)

See Note 5—Derivative Instruments for additional information on the Company’s derivative contracts.

Nonrecurring Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value on a nonrecurring basis. As needed, non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in business combinations and asset retirement obligations. In addition, equity-classified stock based compensation is not measured at fair value on an ongoing basis but is subject to fair value calculations in certain circumstances. For further detail, see Note 4—Acquisitions, Note 8—Asset Retirement Obligations, and Note 13—Stock Based Compensation.

7. Other Current Liabilities

The following table provides detail of the Company’s other current liabilities as of the periods presented:

(In thousands)	September 30, 2026	December 31, 2025
Accrued capital expenditures	$96,809	$21,378
Other	142,137	89,084
Total other current liabilities	$238,946	$110,462

8. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Asset retirement obligations, beginning of period	$186,956	$163,913
Acquired asset retirement obligations	106,567	12,648
Revisions to estimates	(3,692)	6,300
Liabilities incurred	1,827	2,148
Liabilities settled	(2,985)	(4,172)
Accretion expense	6,232	4,957
Asset retirement obligations, end of period	$294,905	$185,794

At September 30, 2026 and December 31, 2025, the current portion of the total asset retirement obligations balance was $3.0 million and $0.9 million, respectively, and is included in “Other current liabilities” on the Company’s consolidated balance sheets.

Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable local, state, and federal laws. Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement. To the extent future revisions to these assumptions impact the value of the existing asset retirement obligations liability, a corresponding offsetting adjustment is made to the oil and natural gas property balance.
9. Long-term Debt

The Company’s long-term debt is comprised of the following:

(In thousands)	September 30, 2026	December 31, 2025
RBL Facility	$435,000	$—
7.500% Senior Notes due 2029	600,000	—
6.875% Senior Notes due 2032	400,000	400,000
6.625% Senior Notes due 2034	500,000	—
Total long-term debt	1,935,000	400,000

Unamortized deferred financing costs	(15,680)	(6,749)
Unamortized premiums	18,479	—
Long-term debt, net	$1,937,799	$393,251

Credit Facility

The existing revolving credit facility was entered into by and among Magnolia Operating, as borrower, Magnolia Intermediate, as its holding company, the banks, financial institutions, and other lending institutions from time to time party thereto, as lenders, the other parties from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank, and swingline lender. On July 19, 2026, Magnolia Operating executed a third amendment and restatement of its senior secured reserve-based revolving credit facility (the “RBL Facility”) that amends the existing revolving credit facility in its entirety and provides for, among other things, maximum commitments in an aggregate principal amount of $2.25 billion with a letter of credit facility with a $100.0 million sublimit and a swingline facility with a $50.0 million sublimit, with an initial borrowing base of $2.0 billion, subject to semi-annual redeterminations, and borrowing capacity of $1.75 billion, and extend the maturity date to the earlier of (x) the fifth anniversary of the effectiveness of the RBL Facility, which occurred on September 10, 2026, and (y) the date that is 91 days prior to the stated maturity date of the WildFire Senior Notes (or, to the extent earlier than the fifth anniversary of the effectiveness of the RBL Facility, the date that is 91 days prior to the stated maturity date of any indebtedness that refinances the WildFire Senior Notes and that is permitted under the RBL Facility) if the outstanding aggregate principal amount of such notes equals or exceeds $100.0 million on such date. The RBL Facility is guaranteed by certain parent companies and subsidiaries of

Magnolia LLC and is collateralized by certain of Magnolia Operating’s oil and natural gas properties. The RBL Facility matures on September 10, 2031, subject to the springing maturity described above.

Borrowings under the RBL Facility bear interest, at Magnolia Operating’s option, at a rate per annum equal to either the term SOFR rate or the alternative base rate plus the applicable margin. Additionally, Magnolia Operating is required to pay a commitment fee quarterly in arrears in respect of unused commitments under the RBL Facility. The applicable margin and the commitment fee rate are calculated based upon the utilization levels of the RBL Facility as a percentage of elected lender commitments then in effect during non-investment grade periods or based upon the applicable credit ratings of Magnolia Operating during investment grade periods. The RBL Facility contains certain affirmative and negative covenants customary for financings of this type, including compliance with a leverage ratio of less than or equal to 3.50 to 1.00 and a current ratio of greater than or equal to 1.00 to 1.00. As of September 30, 2026, the Company was in compliance with all covenants under the RBL Facility.

During the nine months ended September 30, 2026, the Company incurred approximately $14.0 million of lender and transaction fees related to the modification, which were recorded as deferred financing costs and will be amortized prospectively over the remaining term of the RBL Facility.

Deferred financing costs in connection with the RBL Facility are amortized on a straight-line basis over a period of five years from September 2026 to September 2031 and included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the deferred financing costs is included in “Other long-term assets” on the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The Company recognized interest expense related to the RBL Facility, including its previous amendments, of $2.8 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company had outstanding borrowings of $435.0 million under the RBL Facility as of September 30, 2026.

Senior Notes

On November 26, 2024, the Issuers issued and sold $400.0 million aggregate principal amount of 2032 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2032 Senior Notes were issued under the Indenture, dated as of November 26, 2024 (the “2032 Notes Indenture”), by and among the Issuers, the Company, the guarantors named therein, and Regions Bank, as trustee. The 2032 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia LLC, Magnolia Oil & Gas Holdings LLC, Magnolia Intermediate and Magnolia Midstream LLC and may be guaranteed by certain future subsidiaries of the Company. The 2032 Senior Notes will mature on December 1, 2032 and bear interest at the rate of 6.875% per annum.

At any time prior to December 1, 2027, the Issuers may, on any one or more occasions, redeem all or a part of the 2032 Senior Notes at a redemption price equal to 100% of the principal amount of the 2032 Senior Notes redeemed, plus a “make whole” premium in addition to accrued and unpaid interest, if any, to, but excluding, the date of redemption. After December 1, 2027, the Issuers may redeem all or a part of the 2032 Senior Notes based on principal plus a set premium, as set forth in the 2032 Notes Indenture, including any accrued and unpaid interest.

On August 5, 2026, the Issuers issued and sold $500.0 million of 2034 Senior Notes in a private placement under Rule 144A and Regulation S under the Securities Act. The 2034 Senior Notes were issued under the Indenture, dated as of August 5, 2026 (the “2034 Notes Indenture”), by and among the Issuers, the Company, the guarantors named therein, and Regions Bank, as trustee. The 2034 Senior Notes are guaranteed on a senior unsecured basis by the Company, Magnolia LLC, Magnolia Oil & Gas Holdings LLC, Magnolia Intermediate and Magnolia Midstream LLC and may be guaranteed by certain future subsidiaries of the Company. The 2034 Senior Notes mature on August 15, 2034 and pay interest at the rate of 6.625% per annum.

At any time prior to August 15, 2029, the Issuers may, on any one or more occasions, redeem all or a part of the 2034 Senior Notes at a redemption price equal to 100% of the principal amount of the 2034 Senior Notes redeemed, plus a “make whole” premium in addition to accrued and unpaid interest, if any, to, but excluding, the date of redemption. After August 15, 2029, the Issuers may redeem all or a part of the 2034 Senior Notes based on principal plus a set premium, as set forth in the 2034 Notes Indenture, including any accrued and unpaid interest.

During the nine months ended September 30, 2026, the Company incurred approximately $9.7 million in fees to third parties associated with the issuance of the 2034 Senior Notes which were recorded as deferred financing costs.

On September 10, 2026, in connection with the WildFire Acquisition, Magnolia Operating assumed the WildFire Senior Notes with an outstanding principal balance of $600.0 million, which was recorded at fair value of $618.8 million. The WildFire Senior Notes mature on October 15, 2029 and pay interest at the rate of 7.500% per annum.

Premiums and deferred financing costs are amortized using the effective interest method over the term of the respective indentures governing the WildFire Senior Notes, 2032 Senior Notes, and 2034 Senior Notes (collectively, the “Senior Notes”) and are included in “Interest expense, net” in the Company’s consolidated statements of operations. The unamortized portion of the premiums and deferred financing costs are included as an increase or reduction to the carrying value of the Senior Notes, which has been recorded as “Long-term debt, net” on the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The Company recognized interest expense related to the Senior Notes of $14.5 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $28.6 million and $21.2 million for the nine months ended September 30, 2026 and 2025, respectively.

10. Commitments and Contingencies

Legal Matters

From time to time, the Company is or may become involved in litigation in the ordinary course of business. As of September 30, 2026, there were no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

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

The Company recognized a gain of $0.5 million and $4.5 million on the revaluation of the contingent consideration for the three and nine months ended September 30, 2025, respectively. Gains and losses on revaluation are included in “Other income (expense), net” on the Company’s consolidated statements of operations.

11. Income Taxes

The Company’s income tax provision consists of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Current:
Federal	$(15,232)	$(31,997)	$(9,234)	$(15,998)
State	(431)	(291)	—	631
Total current	(15,663)	(32,288)	(9,234)	(15,367)
Deferred:
Federal	37,456	49,253	100,401	77,172
State	1,997	243	4,137	1,478
Total deferred	39,453	49,496	104,538	78,650
Income tax expense	$23,790	$17,208	$95,304	$63,283

The Company is subject to U.S. federal income tax, Texas state margin tax, and Louisiana corporate income tax. The Company estimates its annual effective tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. The Company’s effective tax rates for the three months ended September 30, 2026 and 2025 were 22.8% and 18.0%, respectively, and 20.8% and 19.2% for the nine months ended September 30, 2026 and 2025, respectively. The primary differences between the annual effective tax rates and the statutory rate of 21.0% are state taxes, tax credits, and other permanent differences.

On July 4, 2025, the U.S. enacted legislation referred to as the One Big Beautiful Bill Act, which contains certain significant changes to U.S. corporate income tax laws and is generally effective for tax years beginning after December 31, 2024. These changes include, among others, the immediate deduction of domestic research and development (“R&D”) expenses, the option to retroactively deduct previously capitalized R&D expenses, and 100% bonus depreciation for property acquired after January 19, 2025. The impacts reflected in the Company’s income tax provision resulted in a decrease in current tax expense offset by an increase in deferred tax expense.

12. Stockholders’ Equity

Equity Offering

On July 22, 2026, the Company completed an underwritten public offering of 53.3 million shares of its Class A Common Stock in which the Company received net cash proceeds of approximately $1.2 billion after underwriting discounts and commissions of $39.4 million. The Company used the net proceeds from the equity offering to fund a portion of the aggregate purchase price of the WildFire Acquisition.

WildFire Acquisition

In connection with the closing of the WildFire Acquisition, the Company issued 32.2 million shares of Class A Common Stock to the WildFire Seller. As of September 30, 2026, the WildFire Seller owned 12% of the Company’s outstanding Class A Common Stock.

Class A Common Stock

At September 30, 2026, there were 319.8 million shares of Class A Common Stock issued and 266.9 million shares of Class A Common Stock outstanding. The holders of Class A Common Stock vote together as a single class on all matters and are entitled one vote for each share held. There is no cumulative voting with respect to the election of directors, which results in the holders of more than 50% of the Company’s outstanding common shares being able to elect all of the directors. In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The holders of the Class A Common Stock have no preemptive or other subscription rights, and there are no sinking fund provisions applicable to such shares.

Class B Common Stock and Noncontrolling Interest

Noncontrolling interest in Magnolia’s consolidated subsidiaries included amounts attributable to Magnolia LLC Units that were issued to the Magnolia LLC Unit Holders.

In February 2026, the Magnolia LLC Unit Holders redeemed 4.8 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) for an equivalent number of shares of Class A Common Stock and such shares of Class A Common Stock were subsequently sold by the Magnolia LLC Unit Holders to the public. In addition, Magnolia LLC repurchased and subsequently cancelled the remaining 0.7 million Magnolia LLC Units (and a corresponding number of shares of Class B Common Stock) owned by Magnolia LLC Unit Holders for $19.8 million. As of September 30, 2026, the aforementioned transactions eliminated the Company’s noncontrolling interest.

Share Repurchase Program

As of September 30, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. In addition, the Company may repurchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit the Company to repurchase shares at times that may otherwise be prohibited under the Company’s Amended Insider Trading and Regulation FD Policy. The share repurchase program does not require purchases to be made within a particular time frame. The Company had repurchased 52.4 million shares under the program at a cost of $1.1 billion and had 7.6 million shares of Class A Common Stock remaining under its share repurchase authorization as of September 30, 2026. On November 2, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 15.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 75.0 million shares.

Dividends and Distributions

The Company’s board of directors periodically declares dividends payable on issued and outstanding shares of Class A Common Stock, and a corresponding distribution from Magnolia LLC to Magnolia LLC Unit Holders. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital and distributions to the Magnolia LLC Unit Holders were recorded as a reduction of noncontrolling interest.

The following table sets forth information with respect to cash dividends and distributions declared by the Company’s board of directors during the nine months ended September 30, 2026 and the year ended December 31, 2025, on its own behalf and in its capacity as the managing member of Magnolia LLC, on issued and outstanding shares of Class A Common Stock and Magnolia LLC Units:

Record Date	Payment Date	Dividend/ Distribution Amount per share (1)	Distributions by Magnolia LLC (2)	Dividends Declared by the Company	Distributions to Magnolia LLC Unit Holders
(In thousands, except per share amounts)
August 10, 2026	September 1, 2026	$0.180	$43,054	$43,054	$—
May 12, 2026	June 1, 2026	$0.165	$30,773	$30,773	$—
February 10, 2026	March 2, 2026	$0.165	$31,384	$30,473	$911
November 10, 2025	December 1, 2025	$0.150	$28,583	$27,754	$829
August 11, 2025	September 2, 2025	$0.150	$28,910	$28,081	$829
May 12, 2025	June 2, 2025	$0.150	$29,179	$28,350	$829
February 14, 2025	March 3, 2025	$0.150	$29,740	$28,911	$829
(1)    Per share of Class A Common Stock and per Magnolia LLC Unit.
(2)    Reflects total cash dividend and distribution payments made, or to be made, to holders of Class A Common Stock and Magnolia LLC Unit Holders (other than the Company) as of the applicable record date.

13. Stock Based Compensation

The Company’s board of directors adopted the “Magnolia Oil & Gas Corporation Long Term Incentive Plan” (as amended, the “Plan”), effective as of July 17, 2018. A total of 16.8 million shares of Class A Common Stock have been authorized for issuance under the Plan as of September 30, 2026. The Company grants stock based compensation awards in the form of restricted stock units (“RSU”), performance restricted stock units (“PRSU”), and performance share units (“PSU”) to eligible employees and directors to enhance the Company’s ability to attract, retain, and motivate persons who make important contributions to the Company by providing these individuals with equity ownership opportunities. Shares issued as a result of awards granted under the Plan are generally new shares of Class A Common Stock. The Company’s awards provide for accelerated vesting upon retirement under specific conditions.

Stock based compensation expense is recognized net of forfeitures within “General and administrative expenses,” “Lease operating expenses,” and “Transaction and integration costs” on the consolidated statements of operations and was $9.8 million and $7.3 million for the three months ended September 30, 2026 and 2025, respectively, and $31.7 million and $21.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense. The total income tax benefit recognized for stock that vested during the nine months ended September 30, 2026 and 2025 was $7.3 million and $3.7 million, respectively.

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

Equity-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested equity-classified RSU, PRSU, and PSU activity for the nine months ended September 30, 2026.

	Restricted Stock Units		Performance Restricted Stock Units		Performance Share Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025 (1)	1,600,848	$21.99	3,565	$21.98	514,212	$22.42
Granted	1,076,807	26.02	—	—	211,333	36.65
Adjusted for performance multiple (2)	—	—	—	—	91,673	24.71
Vested	(828,597)	22.03	(3,565)	21.98	(182,435)	24.69
Forfeited	(34,190)	24.02	—	—	—	—
Unvested at September 30, 2026	1,814,868	$24.32	—	$—	634,783	$26.53
(1)In February 2026, the Company modified the performance conditions of PSUs granted in 2024 and 2025, resulting in additional compensation expense of $0.7 million that will be recognized prospectively over the remaining service periods. The modification affected fourteen grantees.
(2)Upon completion of the performance period for the PSUs granted in 2023, a performance multiple of 140% was applied to each of the grants resulting in 52,553 additional PSUs earned in 2026. In September 2026, the Company modified certain PSUs granted in 2024, in which a performance multiple of 150% was applied to modified awards prior to the end of the performance period on December 31, 2026, resulting in 39,120 additional PSUs. This resulted in additional compensation expense of $0.5 million that will be recognized prospectively over the remaining service period. The modification affected eight grantees. The modified awards remain subject to continued service through the end of the performance period.

The weighted average grant date fair values of the RSUs and PSUs granted during the nine months ended September 30, 2025 were $22.83 and $19.87 per share, respectively.

Restricted Stock Units

The Company grants service-based RSU awards to employees, which generally vest and settle ratably over a three-year service period, and to non-employee directors, which vest in full after one year. Non-employee directors may elect to defer the RSU settlement date. RSUs represent the right to receive shares of Class A Common Stock at the end of the vesting period equal to the number of RSUs that vest. RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases to be an employee or director of the Company prior to vesting of the award. Compensation expense for the service-based RSU awards is based upon the grant date market value of the award and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The aggregate fair values of RSUs that vested during the nine months ended September 30, 2026 and 2025 were $23.4 million and $12.3 million, respectively. Unrecognized compensation expense related to unvested RSUs as of September 30, 2026 was $22.1 million, which the Company expects to recognize over a weighted average period of 2.0 years.

Performance Restricted Stock Units and Performance Share Units

The Company previously granted PRSUs to certain employees. Each PRSU represents the contingent right to receive one share of Class A Common Stock once the PRSU is both vested and earned. PRSUs generally vest and settle either ratably over a three-year service period or at the end of a three-year service period, in each case, subject to the recipient’s continued employment or service through each applicable vesting date. Each PRSU is earned based on whether Magnolia’s stock price achieves a target average stock price for any 20 consecutive trading days during the five-year performance period (“Performance Condition”). If PRSUs are not earned by the end of the five-year performance period, the PRSUs will be forfeited and no shares of Class A Common Stock will be issued, even if the vesting conditions have been met. Compensation expense for the PRSU awards is based upon the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. The aggregate fair values of PRSUs that vested during the nine months ended September 30, 2026 and 2025 were $0.1 million and $5.5 million, respectively.

The Company grants equity-classified PSUs to certain employees. Each equity-classified PSU, to the extent earned, represents the contingent right to receive one share of Class A Common Stock and the awardee may earn between zero and 200% of the target number of the equity-classified PSUs granted based on the total shareholder return (“TSR”) of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the equity-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the equity-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. The aggregate fair value of equity-classified PSUs that vested during the nine months ended September 30, 2026 was $4.8 million. Unrecognized compensation expense related to unvested equity-classified PSUs as of September 30, 2026 was $5.9 million, which the Company expects to recognize over a weighted average period of 1.9 years.

The following table summarizes the Monte Carlo simulation assumptions used to calculate the grant date fair value of the equity-classified PSUs granted during the respective periods.

	Nine Months Ended
Equity-classified PSU Grant Date Fair Value Assumptions	September 30, 2026	September 30, 2025
Expected term (in years)	2.90	2.88
Expected volatility	33.20%	38.62%
Risk-free interest rate	3.48%	4.28%
Dividend yield	2.87%	2.37%

Liability-Classified Stock Based Compensation

The following table presents a summary of Magnolia’s unvested liability-classified PSU activity for the nine months ended September 30, 2026.

Performance Share Units
Unvested at December 31, 2025	280,459
Granted	101,620
Adjusted for performance multiple (1)	27,343
Vested	(94,921)
Forfeited	—
Unvested at September 30, 2026	314,501
(1)Upon completion of the performance period for the PSUs granted in 2023, a performance multiple of 140% was applied to each of the grants resulting in additional PSUs earned in 2026.

Performance Share Units

The Company grants liability-classified PSUs to certain employees. Each liability-classified PSU, to the extent earned, represents the contingent right to receive cash in lieu of each share of Class A Common Stock and the awardee may earn between zero and 200% of the target number of liability-classified PSUs granted based on the TSR of the Class A Common Stock relative to the TSR achieved by a specific industry peer group over a three-year performance period. In addition to satisfaction of the TSR conditions, vesting of the liability-classified PSUs is subject to the awardee’s continued employment through the date of settlement of the liability-classified PSUs (unless an employee elects to retire under certain qualifying conditions), which will occur within 60 days following the end of the performance period. The aggregate fair value of liability-classified PSUs that vested during the nine months ended September 30, 2026 was $2.3 million. Unrecognized compensation expense related to unvested liability-classified PSUs as of September 30, 2026 was $0.8 million, which the Company expects to recognize over a weighted average period of 1.6 years.

The following table summarizes the Monte Carlo simulation assumptions used to remeasure the fair value of the liability-classified PSUs during the nine months ended September 30, 2026.

Liability-classified PSU Remeasurement Fair Value Assumptions	September 30, 2026
Expected term (in years)	0.25 - 2.25
Expected volatility	33.48% - 41.86%
Risk-free interest rate	4.12% - 4.80%
Dividend yield	2.77%

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

The components of basic and diluted net income per share attributable to Class A Common Stock are as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic:
Net income attributable to Class A Common Stock	$80,475	$75,456	$362,076	$256,499
Less: Dividends and net income allocated to participating securities	808	969	4,670	3,567
Net income, net of participating securities	$79,667	$74,487	$357,406	$252,932
Weighted average number of common shares outstanding during the period - basic	230,629	184,737	199,664	186,621
Net income per share of Class A Common Stock - basic	$0.35	$0.40	$1.79	$1.36

Diluted:
Net income attributable to Class A Common Stock	$80,475	$75,456	$362,076	$256,499
Less: Dividends and net income allocated to participating securities	808	969	4,670	3,567
Net income, net of participating securities	$79,667	$74,487	$357,406	$252,932
Weighted average number of common shares outstanding during the period - basic	230,629	184,737	199,664	186,621
Add: Dilutive effect of stock based compensation and other	12	12	12	12
Weighted average number of common shares outstanding during the period - diluted	230,641	184,749	199,676	186,633
Net income per share of Class A Common Stock - diluted	$0.35	$0.40	$1.79	$1.36
For the nine months ended September 30, 2026, the Company excluded 0.9 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive. For both the three and nine months ended September 30, 2025, the Company excluded 5.5 million of weighted average shares of Class A Common Stock issuable upon the exchange of Class B Common Stock (and corresponding Magnolia LLC Units) as the effect was anti-dilutive.

15. Related Party Transactions

As of September 30, 2026, WildFire Energy I LLC, held more than 10% of the Company’s Class A Common Stock and qualified as a principal owner of the Company, as defined in ASC 850, “Related Party Disclosures.”

As part of the WildFire Acquisition, the Company entered into a transition services agreement with WildFire Energy LLC, a fully owned subsidiary of WildFire Energy I LLC, wherein WildFire Energy LLC will provide certain administrative services during the transition period, which may last until March 10, 2027 (the “Transition Services Agreement”). The monthly service fee is a maximum of $2.7 million. In addition, the Company agreed to provide severance for certain WildFire employees not hired by Magnolia during the transition service period, subject to certain conditions, up to a maximum of $9.0 million (the “Severance Agreement”).

For the nine months ended September 30, 2026, the Company incurred $3.1 million in association with the Severance Agreement and Transition Services Agreement of which $2.5 million is included within “Transaction and integration costs” and $0.6 million is included within “Lease operating expenses” on the Company’s consolidated statements of operations.

16. Supplemental Cash Flow Information

Supplemental cash flow disclosures are presented below:

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Supplemental cash items:
Cash paid (received) for income taxes, net	$(19,065)	$8,400
Cash paid for interest	37,794	15,449
Supplemental non-cash investing and financing activity:
Accrued capital expenditures	96,809	40,183
Net liabilities assumed in connection with acquisitions	912,183	—
Equity issuances in connection with acquisitions	892,023	—
Supplemental non-cash lease operating activity:
Right-of-use assets obtained in exchange for operating lease obligations	35,947	24,166

17. Subsequent Events

On October 28, 2026, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share of Class A Common Stock payable on December 1, 2026 to shareholders, as applicable, as of November 10, 2026.

On November 2, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 15.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 75.0 million shares.

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

•the integration of the WildFire Acquisition, the results, effects and benefits of the WildFire Acquisition, future opportunities for the Company, other plans and expectations with respect to the WildFire Acquisition, and the anticipated impact of the WildFire Acquisition on the Company’s results of operations, financial position, growth opportunities and competitive position; and

•the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks.

All of Magnolia’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in this Quarterly Report on Form 10-Q and in the reports that the Company has filed and may file with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 (the “2025 Form 10-K”).

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

Market Conditions Update

Commodity prices continue to experience volatility driven by geopolitical conflict, evolving global supply-demand dynamics, and macroeconomic uncertainty. The ongoing military conflict involving Iran and instability in the Middle East have disrupted global energy markets and increased risks to regional energy infrastructure and maritime shipping routes, including the movement of global crude oil and refined product exports through key shipping corridors. These developments, together with the ongoing Russia-Ukraine conflict, OPEC and OPEC+ production decisions, and changes in sanctions and trade restrictions affecting major oil-producing countries such as Russia, Iran, and Venezuela, have contributed to significant uncertainty and volatility in global energy markets. Recent OPEC+ actions to increase production and unwind certain voluntary production cuts have added further uncertainty regarding future global supply levels and commodity prices.

The macroeconomic and geopolitical environment remains uncertain and continues to evolve. In addition to geopolitical risks, uncertainty surrounding global economic growth, energy demand, sanctions regimes, trade restrictions, and tariff policies may affect commodity prices, operating costs, and capital availability. The Company continues to closely monitor developments in geopolitical conditions, international trade relations, tariff policies, and energy market dynamics, any of which could adversely affect operating results, financial condition, and future cash flows.

Business Overview

As of September 30, 2026, Magnolia’s assets in South Texas included 45,522 gross (26,173 net) acres in the Karnes area, and approximately 1,554,461 gross (1,254,768 net) acres in the Giddings area. As of September 30, 2026, Magnolia held an interest in approximately 4,670 gross (3,696 net) wells, with total production of 117.3 thousand and 108.7 thousand barrels of oil equivalent per day for the three and nine months ended September 30, 2026, respectively.

Magnolia recognized net income attributable to Class A Common Stock of $80.5 million and $362.1 million, or $0.35 and $1.79 per diluted common share, for the three and nine months ended September 30, 2026, respectively. Magnolia recognized net income of $80.5 million for the three months ended September 30, 2026. Magnolia recognized net income of $363.1 million, which includes noncontrolling interest of $1.0 million related to the Magnolia LLC Units (and corresponding shares of Class B Common Stock) held by certain affiliates of EnerVest, Ltd., for the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company declared and paid cash dividends and distributions totaling $105.2 million.

As of September 30, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular timeframe. The Company had repurchased 52.4 million shares under the program at a cost of $1.1 billion and had 7.6 million shares of Class A Common Stock remaining under its share repurchase authorization as of September 30, 2026. On November 2, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 15.0 million shares of Class A Common Stock, which increased the total share repurchase authorization to 75.0 million shares.

As of September 30, 2026, Magnolia owned 100.0% of the interest in Magnolia LLC.

Results of Operations

Factors Affecting the Comparability of the Historical Financial Results

Magnolia’s historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of the following factors:

•In August 2026, Magnolia Operating and Magnolia Oil & Gas Finance Corp. issued $500.0 million of 6.625% Senior Notes due 2034.

•In September 2026, the Company completed the WildFire Acquisition for approximately $2.6 billion cash consideration, and the assumption of $600 million of WildFire’s 7.500% Senior Notes due 2029.

•The Company amended and restated its revolving credit facility to increase its borrowing capacity from $450 million to $1.75 billion. In September 2026, the Company drew $535 million on the RBL Facility in association with the WildFire Acquisition.

•During the three months ended September 30, 2026, the Company entered into costless collar contracts to hedge a portion of its oil production and assumed derivative liabilities in connection with the WildFire Acquisition.

As a result of the factors listed above, the historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

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

	Three Months Ended		Nine Months Ended
(In thousands, except per unit data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Production:
Oil (MBbls)	4,516	3,628	11,985	10,784
Natural gas (MMcf)	19,425	17,515	55,009	50,828
NGLs (MBbls)	3,037	2,700	8,522	7,620
Total (Mboe)	10,790	9,247	29,675	26,875

Average daily production:
Oil (Bbls/d)	49,082	39,430	43,902	39,500
Natural gas (Mcf/d)	211,137	190,384	201,498	186,183
NGLs (Bbls/d)	33,015	29,347	31,215	27,912
Total (boe/d)	117,286	100,507	108,700	98,443

Production (% of total):
Oil	42%	39%	40%	40%
Natural gas	30%	32%	31%	32%
NGLs	28%	29%	29%	28%

Revenues:
Oil revenues	$393,674	$230,530	$1,024,763	$702,409
Natural gas revenues	43,446	43,169	134,915	137,386
Natural gas liquids revenues	75,444	51,236	190,208	154,422
Other revenues	1,326	—	1,326	—
Total revenues	$513,890	$324,935	$1,351,212	$994,217

Revenues (% of total):
Oil	77%	71%	76%	70%
Natural gas	8%	13%	10%	14%
NGLs	15%	16%	14%	16%
Other	—%	—%	—%	—%

Average Price:
Oil (per barrel)	$87.18	$63.55	$85.50	$65.14
Natural gas (per Mcf)	2.24	2.46	2.45	2.70
NGLs (per barrel)	24.84	18.98	22.32	20.27
Oil revenues for the three months ended September 30, 2026 were $163.1 million higher than the three months ended September 30, 2025. A 37% increase in average prices increased third quarter 2026 revenues by $85.7 million compared to the same period in the prior year, and a 24% increase in oil production increased revenues by $77.4 million. Oil revenues for the nine months ended September 30, 2026 were $322.4 million higher than the nine months ended September 30, 2025. A 31% increase in average prices increased revenues for the nine months ended September 30, 2026 by $219.7 million compared to the same period in the prior year, and an 11% increase in oil production increased revenues by $102.7 million.

Natural gas revenues for the three months ended September 30, 2026 were $0.3 million higher than the three months ended September 30, 2025. An 11% increase in natural gas production increased third quarter 2026 revenues by $4.3 million compared to the same period in the prior year, partially offset by a 9% decrease in average prices that decreased revenues by $4.0 million. Natural gas revenues for the nine months ended September 30, 2026 were $2.5 million lower than the nine months ended September 30, 2025. A 9% decrease in average prices decreased revenues for the nine months ended September 30, 2026 by $12.8 million compared to the same period in the prior year, partially offset by an 8% increase in natural gas production that increased revenues by $10.3 million.

NGL revenues for the three months ended September 30, 2026 were $24.2 million higher than the three months ended September 30, 2025. A 31% increase in average prices increased third quarter 2026 revenues by $15.8 million compared to the same period in the prior year, and a 12% increase in NGL production increased revenues by $8.4 million. NGL revenues for the nine months ended September 30, 2026 were $35.8 million higher than the nine months ended September 30, 2025. A 12% increase in NGL production increased revenues for the nine months ended September 30, 2026 by $20.1 million compared to the same period in the prior year, and a 10% increase in average prices increased revenues by $15.7 million.

Operating Expenses and Other Expense

The following table summarizes the Company’s operating expenses and other expense for the periods indicated.

	Three Months Ended		Nine Months Ended
(In thousands, except per unit data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating Expenses:
Lease operating expenses	$55,990	$48,553	$152,150	$139,218
Gathering, transportation and processing	19,598	17,744	55,008	49,186
Taxes other than income	24,889	20,383	64,033	59,291
Exploration expenses	13,725	131	15,679	841
Asset retirement obligations accretion	2,513	1,838	6,232	4,957
Depreciation, depletion and amortization	147,863	110,618	377,737	323,552
General and administrative expenses	25,345	24,204	85,941	72,072
Transaction and integration costs	68,743	—	71,943	—
Other operating expenses	625	—	625	—
Total operating expenses	$359,291	$223,471	$829,348	$649,117

Other Expense:
Interest expense, net	$(8,542)	$(5,362)	$(21,266)	$(16,218)
Loss on derivatives, net	(41,287)	—	(41,287)	—
Other income (expense), net	(505)	(661)	(920)	309
Total other expense, net	$(50,334)	$(6,023)	$(63,473)	$(15,909)

Average Operating Costs per boe:
Lease operating expenses	$5.19	$5.25	$5.13	$5.18
Gathering, transportation and processing	1.82	1.92	1.85	1.83
Taxes other than income	2.31	2.20	2.16	2.21
Exploration expenses	1.27	0.01	0.53	0.03
Asset retirement obligations accretion	0.23	0.20	0.21	0.18
Depreciation, depletion and amortization	13.70	11.96	12.73	12.04
General and administrative expenses	2.35	2.62	2.90	2.68
Transaction and integration costs	6.37	—	2.42	—
Other operating expenses	0.06	—	0.02	—

Lease operating expenses are costs incurred in the operation of producing properties, including expenses for utilities, direct labor, water disposal, workover rigs, workover expenses, materials, and supplies. Lease operating expenses for the three months ended

September 30, 2026 were $7.4 million higher, and $0.06 per boe lower, than the three months ended September 30, 2025. Lease operating expenses for the nine months ended September 30, 2026 were $12.9 million higher, and $0.05 per boe lower, than the nine months ended September 30, 2025. The increase in both periods was due to a higher well count and additional activity from the WildFire Acquisition. Lease operating expenses per boe decreased due to higher production.

Gathering, transportation and processing (“GTP”) costs are costs incurred to deliver oil, natural gas, and NGLs to the market. These expenses can vary based on the volume of oil, natural gas, and NGLs produced as well as the cost of commodity processing. The GTP costs for the three months ended September 30, 2026 were $1.9 million higher, and $0.10 per boe lower, than the three months ended September 30, 2025. The increase in GTP costs was driven by higher production volumes. The decrease on a per boe basis was primarily due to a higher proportion of oil production due to the WildFire Acquisition, which carries lower gathering and transportation costs than natural gas and NGLs. The GTP costs for the nine months ended September 30, 2026 were $5.8 million, or $0.02 per boe, higher, than the nine months ended September 30, 2025, primarily due to higher production volumes from the Company’s development program in the Giddings area.

Taxes other than income include production, ad valorem, and franchise taxes. These taxes are based on rates primarily established by state and local taxing authorities. Production taxes are based on the market value of production. Ad valorem taxes are based on the fair market value of the mineral interests or business assets. Taxes other than income for the three months ended September 30, 2026 were $4.5 million, or $0.11 per boe, higher than the three months ended September 30, 2025. Taxes other than income for the nine months ended September 30, 2026 were $4.7 million higher, and $0.05 per boe lower, than the nine months ended September 30, 2025. The increase in taxes other than income was primarily due to an increase in production taxes due to higher oil prices, partially offset by severance tax refunds and a decrease in ad valorem taxes as a result of lower market valuations.

Exploration expenses for the three months ended September 30, 2026 were $13.6 million, or $1.26 per boe, higher than the three months ended September 30, 2025. Exploration expenses for the nine months ended September 30, 2026 were $14.8 million, or $0.50 per boe, higher than the nine months ended September 30, 2025. The increase in exploration expenses was primarily due to the purchase of seismic licenses.

Depreciation, depletion and amortization (“DD&A”) during the three months ended September 30, 2026 was $37.2 million, or $1.74 per boe, higher than the three months ended September 30, 2025. DD&A for the nine months ended September 30, 2026 was $54.2 million, or $0.69 per boe, higher than the nine months ended September 30, 2025. The increase in DD&A per boe was primarily due to a higher depletion rate resulting from the WildFire Acquisition, as the fair value of the acquired properties relative to their proved reserves exceeded the Company's historical depletion rate.

General and administrative expenses (“G&A”) consists primarily of salaries and related benefits, stock based compensation, office rent, legal and consulting fees, system costs and other administrative costs incurred. The table below reflects the Company’s G&A for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
General and administrative expenses	$21,794	$17,739	$62,291	$53,286
Stock based compensation	3,551	6,465	23,650	18,786
Total general and administrative expenses	$25,345	$24,204	$85,941	$72,072

G&A during the three months ended September 30, 2026 were $1.1 million higher, and $0.27 per boe lower, than the three months ended September 30, 2025 due to higher professional service fees, payroll costs, and rent expense, partially offset by reduced stock based compensation expense from the acceleration of vesting of certain awards in first half of 2026. G&A expenses during the nine months ended September 30, 2026 were $13.9 million, or $0.22 per boe, higher than the nine months ended September 30, 2025 due to increased professional service fees, payroll costs, and rent expense, and stock based compensation expense as a result of higher grant date fair values, accelerated vesting of certain awards, and changes in expected payouts for the Company’s performance share unit awards.

Transaction and integration costs incurred during the three and nine months ended September 30, 2026 relate to the WildFire Acquisition. Transaction costs consist primarily of legal, advisory and other professional fees incurred in connection with the WildFire Acquisition. The integration costs are the incremental costs directly attributable to integrating the acquired operations, including consulting, system-conversion, employee severance and acquisition-related employee compensation and other transition-related costs.

Interest expense, net, during the three months ended September 30, 2026 was $3.2 million higher than the three months ended September 30, 2025. Interest expense, net, during the nine months ended September 30, 2026 was $5.0 million higher than the nine months ended September 30, 2025. The increase in interest expense, net, was primarily due to the issuance of additional debt, including the 2034 Senior Notes, the assumption of the WildFire Senior Notes, and a draw on the RBL Facility, partially offset by higher interest income.

Loss on derivatives, net, was $41.3 million during the three and nine months ended September 30, 2026. There was no derivative activity in the corresponding 2025 periods. The derivative activity in 2026 was comprised of oil costless collars Magnolia entered into during the three months ended September 30, 2026, and derivative liabilities assumed as part of the WildFire Acquisition.

Income Tax Expense

The following table summarizes the Company’s income tax expense for the periods indicated.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Current income tax benefit	$(15,663)	$(32,288)	$(9,234)	$(15,367)
Deferred income tax expense	39,453	49,496	104,538	78,650
Income tax expense	$23,790	$17,208	$95,304	$63,283

For the three months ended September 30, 2026, income tax expense was $6.6 million higher than the three months ended September 30, 2025, driven by a $16.6 million decrease in current income tax benefit, offset by a $10.0 million decrease in deferred income tax expense. Income tax expense during the nine months ended September 30, 2026 was $32.0 million higher compared to the nine months ended September 30, 2025, driven by a $25.9 million increase in deferred income tax expense and a $6.1 million decrease in current income tax benefit. The increase in total tax expense was primarily due to an increase in income before income taxes. In 2026, additional depletion and bonus depreciation from the WildFire Acquisition lowered current tax expense and increased deferred tax expense. In 2025, the passage of the One Big Beautiful Bill Act accelerated deductions, which resulted in lower current tax expense and higher deferred tax expense. See Note 11— Income Taxes in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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

As of September 30, 2026, the Company had $1.9 billion of principal debt related to the Senior Notes outstanding and outstanding borrowings related to the RBL Facility. As of September 30, 2026, the Company had $1.3 billion of liquidity comprised of the $1.3 billion of available borrowing capacity under the RBL Facility, and $17.5 million of cash and cash equivalents.

Material Cash Requirements

The WildFire Acquisition and related financing transactions significantly increased the Company’s material cash requirements. As of September 30, 2026, these included $1.9 billion of debt principal and approximately $105.6 million of annual interest on the Senior Notes, plus variable-rate interest on RBL Facility borrowings. The Company also expects to pay approximately $170.8 million over the next twelve months to settle commodity derivative contracts, based on forward prices as of September 30, 2026, which would be partially offset by higher realized prices on hedged production. The Company believes cash flows from operations and availability under the RBL Facility will be sufficient to fund these requirements, its capital program, and its dividends over the next twelve months and beyond.

Cash and Cash Equivalents

At September 30, 2026, Magnolia had $17.5 million of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with various financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits. However, the Company regularly monitors the financial stability of its financial institutions and believes that the Company is not exposed to any significant default risk.

Sources and Uses of Cash and Cash Equivalents

The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
SOURCES OF CASH AND CASH EQUIVALENTS
Net cash provided by operating activities	$950,621	$670,243
Issuance of common stock	1,225,617	—
Proceeds from revolving credit facility	535,000	—
Proceeds from issuance of long-term debt	500,000	—
Other investing activities	43,697	5,782
Net sources of cash and cash equivalents	3,254,935	676,025

USES OF CASH AND CASH EQUIVALENTS
Acquisitions	$(2,711,597)	$(64,359)
Additions to oil and natural gas properties	(404,316)	(350,503)
Changes in working capital associated with additions to oil and natural gas properties	13,658	8,437
Repayment of revolving credit facility	(100,000)	—
Class A Common Stock repurchases	(142,802)	(152,181)
Class B Common Stock purchases and cancellations	(19,793)	—
Dividends paid	(104,300)	(85,341)
Cash paid for debt issuance costs	(23,605)	—
Distributions to noncontrolling interest owners	(911)	(2,671)
Other financing activities	(10,561)	(8,971)
Net uses of cash and cash equivalents	(3,504,227)	(655,589)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(249,292)	$20,436
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

Net cash provided by operating activities totaled $950.6 million and $670.2 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, cash provided by operating activities primarily increased due to higher oil prices and increased production.

Debt and Equity Issuances

During the nine months ended September 30, 2026, the Company received $1.2 billion from the issuance of 53.3 million shares of Class A Common Stock, $535.0 million of proceeds from the RBL Facility, and $500.0 million of proceeds from the issuance of the 2034 Senior Notes. These funds were used to fund the WildFire Acquisition.

Other investing activities

During the nine months ended September 30, 2026 and 2025, the Company received $43.7 million and $5.8 million, respectively, primarily comprised of the sale of oil and natural gas properties.

Uses of Cash and Cash Equivalents

Acquisitions

In September 2026, the Company completed the WildFire Acquisition, which included $2.6 billion of cash consideration.

Additionally, the Company made individually insignificant bolt-on acquisitions totaling $156.3 million and $64.4 million during the nine months ended September 30, 2026 and 2025, respectively.

Additions to Oil and Natural Gas Properties

The following table sets forth the Company’s capital expenditures for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Drilling and completion	$147,388	$118,441	$401,039	$344,128
Leasehold acquisition costs	3,371	607	3,277	6,375
Total capital expenditures	$150,759	$119,048	$404,316	$350,503

During the third quarter of 2026, Magnolia operated two rigs until the WildFire Acquisition closed on September 10, 2026, after which, Magnolia operated four rigs. The number of operated drilling rigs is largely dependent on commodity prices and the Company’s strategy of maintaining spending to accommodate the Company’s business model. The Company’s ongoing plan is to continue to spend within cash flow on drilling and completing wells while maintaining low financial leverage.

Capital Requirements

As of September 30, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame and whether the Company undertakes these additional repurchases is ultimately subject to numerous considerations, market conditions, and other factors. During the nine months ended September 30, 2026 and 2025, the Company repurchased 5.3 million and 6.5 million shares for a total cost of approximately $141.6 million and $152.1 million, respectively.

During the nine months ended September 30, 2026, Magnolia LLC repurchased and subsequently canceled 0.7 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for $19.8 million of cash consideration. As of September 30, 2026, Magnolia owned 100.0% of the interest in Magnolia LLC.

During the nine months ended September 30, 2026, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $104.3 million. Additionally, $0.9 million was distributed to the Magnolia LLC Unit Holders. During the nine months ended September 30, 2025, the Company declared and paid cash dividends to holders of its Class A Common Stock totaling $85.3 million. Additionally, $2.5 million was distributed to the Magnolia LLC Unit Holders. The amount and frequency of future dividends is subject to the discretion of the Company’s board of directors and primarily depends on earnings, capital expenditures, debt covenants, and various other factors.

Critical Accounting Policies and Estimates

As of September 30, 2026, the Company’s critical accounting policies and estimates are consistent with those discussed in Critical Accounting Policies and Estimates within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its consolidated financial statements contained in the Company’s 2025 Form 10-K, with the exception of Business Combinations as noted below.

Business Combinations

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

When estimating the fair values of assets acquired and liabilities assumed, the Company must apply various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. Fair values of proved properties are estimated using an income approach based on discounted future net cash flows. Significant inputs include estimated reserve quantities and production profiles, forward commodity prices adjusted for location and quality differentials, future operating and development costs, and a market participant-based weighted average cost of capital, adjusted for risks associated with each reserve category. Unproved properties are valued using risk-weighted cash flows and, where available, comparable market transactions. These inputs are unobservable and represent Level 3 measurements. Because these assumptions are inherently uncertain, changes could materially affect the amounts allocated to oil and gas properties and goodwill, and therefore future depletion expense and impairment assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The Company is subject to market risk exposure related to changes in interest rates on borrowings under the RBL Facility. Interest on borrowings under the RBL Facility is based on the SOFR rate or alternative base rate plus an applicable margin. At September 30, 2026, the Company had $435.0 million in borrowings outstanding under the RBL Facility. A 1% change in the applicable interest rate would change annual interest expense by approximately $4.4 million. The Company’s Senior Notes bear fixed interest rates; changes in market rates affect their fair value but not interest expense (see Note 6—Fair Value Measurement in “Part I. Financial Information – Item 1. Financial Statements” in this report).

Commodity Price Risk

Magnolia’s primary market risk exposure is to the prices it receives for its oil, natural gas, and NGL production. The prices the Company ultimately realizes for its oil, natural gas, and NGLs are based on a number of variables, including prevailing index prices attributable to the Company’s production and certain differentials to those index prices. Pricing for oil, natural gas, and NGLs has historically been volatile and unpredictable, and this volatility is expected to continue in the future. The prices the Company receives for production depend on factors outside of its control, including physical markets, supply and demand, financial markets, and national and international policies. A $1.00 per barrel increase (decrease) in the weighted average oil price for the nine months ended September 30, 2026 would have increased (decreased) the Company’s revenues by approximately $16.0 million on an annualized basis and a $0.10 per Mcf increase (decrease) in the weighted average natural gas price for the nine months ended September 30, 2026 would have increased (decreased) the Company’s revenues by approximately $7.3 million on an annualized basis.

Commodity Derivative Instruments

As of September 30, 2026, the Company had oil costless collars and fixed price swaps covering 17.6 MMBbls of 2026 and 2027 production, with a net fair value liability of $178.1 million (see Note 5—Derivative Instruments and Note 6—Fair Value Measurement in “Part I. Financial Information – Item 1. Financial Statements” in this report). A 10% increase in forward oil prices would have increased the net derivative liability by approximately $119.3 million, and a 10% decrease would have decreased it by approximately $117.7 million. Changes in the fair value of these instruments would be largely offset by corresponding changes in the value of the hedged production.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, Magnolia has evaluated, under the supervision and with the participation of the Company’s management, including Magnolia’s principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, Magnolia’s principal executive officer and principal financial officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by it in reports that it files under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

In connection with the WildFire Acquisition which closed on September 10, 2026, Magnolia is in the process of integrating WildFire’s operations. Management is currently evaluating and integrating certain controls, processes and information systems related to the acquired operations into its internal control structure. As this integration progresses, Magnolia anticipates changes to the Company’s combined internal control environment that may affect its internal control over financial reporting. For additional information regarding the WildFire Acquisition, see Note 4 in “Part I. Financial Information – Item 1. Financial Statements” in this report.

Except as noted above, there were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The accuracy of these assessments is inherently uncertain. In connection with these assessments, Magnolia has performed a review of the subject properties that the Company believes to be generally consistent with industry practices. The review was based on the Company’s analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines. Data used in such review was furnished by the WildFire Seller or obtained from publicly available sources. Magnolia’s review may not reveal all existing or potential problems or permit the Company to fully assess the deficiencies and potential recoverable reserves for all of the acquired properties, and the reserves and production related to WildFire may differ materially after such data is reviewed further by Magnolia. Inspections will not always be performed on every well, and environmental conditions or issues are not necessarily observable even when an inspection is undertaken. Even when issues are identified, the WildFire Seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. Magnolia is often not entitled to contractual indemnification for environmental liabilities and acquires properties on an “as is” basis, and, as is the case with certain liabilities associated with the WildFire Acquisition, Magnolia is entitled to indemnification for only certain environmental liabilities. The integration process may be subject to delays or changed circumstances, and Magnolia can give no assurance that the WildFire Acquisition will perform in accordance with the Company’s expectations or that the Company’s expectations with respect to integration or cost savings as a result of the WildFire Acquisition will materialize.

Magnolia has incurred and is expected to continue to incur significant transaction and integration costs in connection with the WildFire Acquisition.

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

Securities class action and derivative lawsuits may be brought against Magnolia in connection with the WildFire Acquisition, which could result in substantial costs.

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

The WildFire Acquisition could cause disruptions in Magnolia’s business, which could have an adverse effect on Magnolia’s business, results of operations and financial condition. In particular, the attention of Magnolia’s management may be directed towards the integration of WildFire and may be diverted from Magnolia’s day-to-day business operations. Any of these matters could adversely affect Magnolia’s business, or harm the Company’s results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 10, 2026, the Company issued 32,203,000 shares of Class A Common Stock to WildFire Seller in connection with the WildFire Acquisition. The issuance of shares of Class A Common Stock was completed in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Share Repurchase

The following table sets forth the Company’s share repurchase activities for each period presented:

Period	Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Program	Maximum Number of Shares of Class A Common Stock that May Yet Be Purchased Under the Program (1)
January 1, 2026 - March 31, 2026	1,235,000	$25.97	1,235,000	11,638,131
April 1, 2026 - June 30, 2026	1,725,000	28.60	1,725,000	9,913,131
July 1, 2026 - July 31, 2026	—	—	—	9,913,131
August 1, 2026 - August 31, 2026	980,000	26.79	980,000	8,933,131
September 1, 2026 - September 30, 2026	1,320,000	25.72	1,320,000	7,613,131
Total	5,260,000	$26.92	5,260,000	7,613,131
(1)As of September 30, 2026, the Company’s board of directors had authorized a share repurchase program of up to 60.0 million shares of Class A Common Stock. The program does not require purchases to be made within a particular time frame. On November 2, 2026, the Company’s board of directors increased the share repurchase authorization by an additional 15.0 million shares of Class A Common Stock, which increased the remaining total authorization to 22.6 million shares.

During the nine months ended September 30, 2026, outside of the share repurchase program, Magnolia LLC repurchased and subsequently canceled a total of 0.7 million Magnolia LLC Units with an equal number of shares of corresponding Class B Common Stock for cash consideration of $19.8 million at an average price of $26.39 per share. For further detail, see Note 12—Stockholders’ Equity in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The required disclosure under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this report.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2026, no director or officer of Magnolia adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

2.1*†
Purchase and Sale Agreement, dated as of July 19, 2026 by and among Magnolia Oil & Gas Corporation and Magnolia Oil & Gas Operating LLC, as buyers, and WildFire Energy I LLC, as seller (incorporated herein by reference to Exhibit 2.1 filed with the Current Report on Form 8-K filed on July 20, 2026 (File No. 001-38083)).

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

4.1*
Indenture, dated as of August 5, 2026, by and among Magnolia Oil & Gas Operating LLC, Magnolia Oil & Gas Finance Corp., the Guarantors named therein and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed on August 5, 2026 (File No. 001-38083)).

4.2*
Indenture, dated as of September 26, 2024, among WildFire Intermediate Holdings, LLC, each of the guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed on September 14, 2026 (File No. 001-38083)).

4.3*
First Supplemental Indenture, dated as of September 10, 2026, among Magnolia Oil & Gas Operating LLC, the guarantor party thereto and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.2 filed with the Current Report on Form 8-K filed on September 14, 2026 (File No. 001-38083)).

4.4*
First Supplemental Indenture, dated as of September 10, 2026, among Magnolia Midstream LLC and Regions Bank (incorporated herein by reference to Exhibit 4.3 filed with the Current Report on Form 8-K filed on September 14, 2026 (File No. 001-38083)).

4.5*
First Supplemental Indenture, dated as of September 10, 2026, among Magnolia Midstream LLC and Regions Bank (incorporated herein by reference to Exhibit 4.4 filed with the Current Report on Form 8-K filed on September 14, 2026 (File No. 001-38083)).

4.6*
Registration Rights Agreement, dated as of September 10, 2026, by and among Magnolia Oil & Gas Corporation with WildFire Energy I LLC (incorporated herein by reference to Exhibit 4.5 filed with the Current Report on Form 8-K filed on September 14, 2026 (File No. 001-38083)).

10.1*†
Third Amended and Restated Credit Agreement, dated as of July 19, 2026, by and among Magnolia Oil & Gas Intermediate LLC, Magnolia Oil & Gas Operating LLC, the banks, financial institutions and other lending institutions party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed on July 20, 2026 (File No. 001-38083)).

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1**	Mine Safety Disclosures

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*    Incorporated herein by reference as indicated.
**    Filed herewith.

***    Furnished herewith.
†     Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplemental to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGNOLIA OIL & GAS CORPORATION

Date: November 5, 2026	By:	/s/ Christopher Stavros
Christopher Stavros
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Brian Corales
Brian Corales
Chief Financial Officer (Principal Financial Officer)